Form 10-Q
period 1994-09-30
IDS BALCOR INCOME PARTNERS
filed 1994-11-08
CIK 811524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-16797
                       -------


                        IDS/BALCOR INCOME PARTNERS
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                      36-3497345
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                          IDS/BALCOR INCOME PARTNERS
                      A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)


                                    ASSETS


                                                   1994             1993
                                              --------------   --------------
Cash and cash equivalents                     $     543,810    $     606,842
Accounts and accrued interest receivable             76,612           59,264
                                              --------------   --------------
                                                    620,422          666,106
                                              --------------   --------------
Investment in real estate, at cost:
  Land                                            1,340,324        1,340,324
  Buildings and improvements                     13,629,807       13,561,212
                                              --------------   --------------
                                                 14,970,131       14,901,536
  Less accumulated depreciation                   4,589,069        4,128,574
                                              --------------   --------------
Investment in real estate, net of
  accumulated depreciation                       10,381,062       10,772,962
                                              --------------   --------------
                                              $  11,001,484    $  11,439,068
                                              ==============   ==============



                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $      30,827    $      41,427
Due to affiliates                                    35,561           11,477
Accrued liabilities, principally
  real estate taxes                                 179,637          133,473
Security deposits                                    45,879           50,030
                                              --------------   --------------
    Total liabilities                               291,904          236,407

Partners' capital (73,994 Limited Partnership
  Interests issued and outstanding)              10,709,580       11,202,661
                                              --------------   --------------
                                              $  11,001,484    $  11,439,068
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                      A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            For the nine months ended September 30, 1994 and 1993
                                 (Unaudited)



                                                   1994             1993
                                              --------------   --------------
Income:
  Rental and service                          $   1,908,233    $   1,805,515
  Interest on short-term investments                 14,796           13,769
                                              --------------   --------------
      Total income                                1,923,029        1,819,284
                                              --------------   --------------

Expenses:
  Depreciation                                      460,495          560,498
  Property operating                                681,182          633,931
  Real estate taxes                                 174,474          195,514
  Property management fees                           95,162           89,873
  Administrative                                    144,616          114,111
                                              --------------   --------------
      Total expenses                              1,555,929        1,593,927
                                              --------------   --------------
Net income                                    $     367,100    $     225,357
                                              ==============   ==============
Net income allocated to General Partners      $       3,671    $       2,254
                                              ==============   ==============
Net income allocated to Limited Partners      $     363,429    $     223,103
                                              ==============   ==============
Net income per Limited Partnership Interest
  (73,994 issued and outstanding)             $        4.91    $        3.02
                                              ==============   ==============
Distributions to Limited Partners             $     860,181    $     860,181
                                              ==============   ==============
Distributions per Limited Partnership
  Interest                                    $       11.63    $       11.63
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Delaware Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             For the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Income:
  Rental and service                          $     636,774    $     616,649
  Interest on short-term investments                  5,039            4,219
                                              --------------   --------------
      Total income                                  641,813          620,868
                                              --------------   --------------

Expenses:
  Depreciation                                      153,498          186,833
  Property operating                                245,396          242,273
  Real estate taxes                                  58,722           59,944
  Property management fees                           31,469           30,612
  Administrative                                     44,094           31,483
                                              --------------   --------------
      Total expenses                                533,179          551,145
                                              --------------   --------------
Net income                                    $     108,634    $      69,723
                                              ==============   ==============
Net income allocated to General Partners      $       1,086    $         697
                                              ==============   ==============
Net income allocated to Limited Partners      $     107,548    $      69,026
                                              ==============   ==============
Net income per Limited Partnership Interest
  (73,994 issued and outstanding)             $        1.45    $        0.93
                                              ==============   ==============
Distribution to Limited Partners              $     286,727    $     286,727
                                              ==============   ==============
Distribution per Limited Partnership Interest $        3.88    $        3.88
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                      A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
            For the nine months ended September 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Operating activities:

  Net income                                  $     367,100    $     225,357
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of properties                    460,495          560,498
      Net change in:
        Accounts and accrued interest
          receivable                                (17,348)          59,737
        Accounts payable                            (10,600)          (7,268)
        Due to affiliates                            24,084            2,139
        Security deposits                            (4,151)          (2,271)
        Accrued liabilities                          46,164           42,457
                                              --------------   --------------
  Net cash provided by operating activities         865,744          880,649
                                              --------------   --------------

Investing activity:

  Addition to property                              (68,595)
                                               -------------
  Net cash used in investing activity               (68,595)
                                               -------------

Financing activity:

  Distributions to Limited Partners                (860,181)        (860,181)
                                              --------------   --------------
  Net cash used in financing activity              (860,181)        (860,181)
                                              --------------   --------------

Net change in cash and cash equivalents             (63,032)          20,468
Cash and cash equivalents at January 1              606,842          670,486
                                              --------------   --------------
Cash and cash equivalents at September 30     $     543,810    $     690,954
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                           IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees            $52,473   $17,274      $ 6,095
    Reimbursement of expenses to
      the Managing General Partner,
      at cost:
        Accounting                       20,822    12,320       10,927
        Data processing                   8,475     4,513       11,324
        Investor communications             867       513          411
        Legal                               639       378          586
        Other                             2,497     1,477          990
        Portfolio                         7,775     4,600        5,228


3. Subsequent Event:

In October 1994, the Partnership made a distribution of $286,727 ($3.875 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1994.

                           IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

IDS/Balcor Income Partners (the "Partnership") was formed in 1987 to invest in and operate income-producing real property. The Partnership raised $18,498,500 through the sale of Limited Partnership Interests and utilized the net proceeds to acquire the Post Place and Salem Courthouse apartment complexes. The Partnership continues to operate these two properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.


Operations
- - ----------

Summary of Operations
- - ---------------------

The increase in net income for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 is primarily due to improved operations at Post Place Apartments and decreased depreciation expense at Salem Courthouse. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

Rental and service income increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 due to increased rental rates and/or occupancy at Salem Courthouse and Post Place Apartments.

Depreciation expense decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 as personal property at the Salem Courthouse apartment complex became fully depreciated in 1993.

Property operating expenses increased during the nine months ended September 30, 1994 as compared to the same period in 1993 primarily due to exterior wood trim repair at Salem Courthouse. This increase was partially offset by a decrease in landscaping expenses and swimming pool maintenance at Post Place Apartments.

Due to a decrease in the tax assessment and a refund of 1992 property taxes for Post Place Apartments received in 1994, real estate tax expense decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Administrative expenses increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993, primarily as a result of higher accounting, portfolio management and data processing fees.


Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership decreased by approximately $63,000 from December 31, 1993 to September 30, 1994. The Partnership's operating activities consisted of cash flow generated from property operations, net of administrative expenses. Cash flow from operating activities along with Partnership reserves were used to fund an investing activity consisting of the purchase and installation of a security gate at the Post Place apartment complex and to fund a financing activity which consisted of distributions to Limited Partners. The cash or near cash position of the Partnership fluctuates during each quarter, initially decreasing with the payment of Partnership distributions to Limited Partners for the previous quarter and then gradually increasing each month as cash flow is generated from property operations.

In October 1994, the Partnership paid $286,727 ($3.875 per Interest) to Limited Partners, representing the quarterly distribution for the third quarter of 1994. The quarterly distribution level remained constant compared to the first and second quarters of 1994, and the General Partners anticipate that this level will be maintained during the remainder of 1994, although there can be no assurance in this regard.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.


                           IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to the Registrant's Registration Statement on Form S-11 dated July 2, 1987 (Registration
No. 33-12617) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-16797) are hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              IDS/BALCOR INCOME PARTNERS
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Affiliated Partners-87, Inc., the Managing
                                  General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Affiliated Partners-87, Inc., the Managing
                                  General Partner



Date: November 7, 1994
      ----------------------------