Form 10-Q/A
period 1994-09-30
IDS BALCOR INCOME PARTNERS
filed 1994-11-17
CIK 811524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-16797
                       -------


                        IDS/BALCOR INCOME PARTNERS
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                      36-3497345
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
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

Operations
- ----------

Summary of Operations
- ---------------------

The increase in net income for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 is primarily due to improved operations at Post Place Apartments and decreased depreciation expense at Salem Courthouse. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- ---------------------

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

Liquidity and Capital Resources
- -------------------------------

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

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

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



Date: November 17, 1994
      ----------------------------