Form 10-K
IDS BALCOR INCOME PARTNERS
filed 1995-03-30
CIK 811524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-16797
                       -------

                           IDS/BALCOR INCOME PARTNERS
                        A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      36-3497345
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

IDS/Balcor Income Partners A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1987 under the laws of the State of Delaware. The Registrant raised $18,498,500 through the sale of 73,994 Limited Partnership Interests to the public during 1987, 1988 and 1989. The Registrant's operations consist exclusively of investment in and operation of income producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire the two real property investments described under "Properties" (Item 2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. During 1994 both of the Registrant's properties generated positive cash flow.

The Registrant's properties are subject to certain competitive conditions in the markets in which they are located. See Liquidity and Capital Resources for additional information.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Affiliated Partners-87, Inc., the Registrant's Managing General Partner, and IDS Realty Corporation, the Registrant's Supervising General Partner, and their affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

The Registrant owns the properties described below:

Location                      Description of Property
--------                      -----------------------

Atlanta, Georgia              Post Place Apartments: a 122-unit apartment
                              complex located on approximately 15 acres.

West Lafayette, Indiana       Salem Courthouse Apartments: a 240-unit apartment
                              complex located on approximately 16 acres.

See Notes to Financial Statements for other information regarding real property investments.

In the opinion of the General Partners, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 2,901.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income        $2,596,525  $2,470,381  $2,322,085  $2,260,007  $2,282,504
Net income             562,501     298,967     343,139     325,190     334,160
Net income
  per Limited Partner-
  ship Interest           7.53        4.00        4.59        4.35        4.47
Total assets        10,877,550  11,439,068  12,255,088  13,057,693  13,825,764
Distributions per
  Limited Part-
  nership Interest       15.50       15.50      15.245       15.00       15.00

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

The increase in net income for 1994 as compared to 1993 is primarily due to improved operations at Post Place and Salem Courthouse apartment complexes, as well as a decrease in depreciation expense at Salem Courthouse Apartments. Net income was relatively unchanged for 1993 as compared to 1992. Further discussion of IDS/Balcor Income Partners' (the "Partnership") operations is summarized below.

Operations
----------

1994 Compared to 1993
---------------------

Net income from Post Place Apartments increased during 1994 as compared to 1993 primarily due to increased rental income as a result of increased rental rates and occupancy at the complex.

Net income from Salem Courthouse Apartments increased in 1994 as compared to 1993 primarily due to increased rental income as a result of increased rental rates and occupancy at the complex. In addition, depreciation expense decreased since personal property became fully depreciated in 1993. Repair and maintenance expense also decreased due to exterior wood trim and asphalt driveway repair work which had been substantially completed in 1993. These decreases were partially offset by higher property operating expenses including insurance and payroll costs.

Administrative expenses increased during 1994 as compared to 1993 primarily as a result of higher accounting, portfolio management and data processing fees.

1993 Compared to 1992
---------------------

Net income from Post Place Apartments increased during 1993 as compared to 1992 primarily due to increased rental income as a result of an increase in rental rates and occupancy at the complex. This increase was partially offset by an increase in payroll expenses.

Net income from Salem Courthouse Apartments decreased in 1993 as compared to 1992 primarily due to exterior wood trim and asphalt driveway repair work. In addition, real estate tax expense increased during 1993 as compared to 1992 due to an increase in the tax assessment of the property. These additional expenditures were partially offset by higher rental and service income resulting from increased rental rates.

Administrative expenses were higher in 1993 as compared to 1992 primarily due to an increase in accounting fees.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased slightly from December 31, 1993 to December 31, 1994. The Partnership's operating activities consisted of cash flow generated from property operations, net of administrative expenses. Cash flow from operating activities along with Partnership reserves were used to fund investing and financing activities. Investing activities consisted of the installation of a security gate at Post Place Apartments and the replacement of balconies at Salem Courthouse Apartments, while financing activities consisted of quarterly distributions to Limited Partners.

The Salem Courthouse and Post Place apartment complexes generated positive cash flow during 1994 and 1993. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures.

The Salem Courthouse Apartments are located in West Lafayette, Indiana. The property is in the submarket characterized as the west section of West Lafayette. The property contains 240 units, while the direct competition in the submarket consists of five properties with approximately 1500 units. The average occupancy for this submarket at comparable properties is 96%, while Salem Courthouse Apartments had an occupancy of 97% at December 31, 1994. The rental rates at the property are slightly higher than the average for comparable properties in the submarket. Within a mile of Salem Courthouse Apartments there is a new 40 unit apartment complex which is expected to expand to as many as 250 units. This new property is considered to be in direct competition with Salem Courthouse Apartments. The West Lafayette market and this submarket are considered strong as evidenced by high rental and occupancy rates.

The Post Place Apartments are located in Atlanta, Georgia. The property is in the submarket characterized as northeast Atlanta (DeKalb County). The property contains 122 units, while the direct competition in the submarket consists of six properties with approximately 1750 units. The average occupancy for this submarket at comparable properties is 96%, while Post Place Apartments has an occupancy of 98% at December 31, 1994. The rental rates at the property are consistent with the average for comparable properties in the submarket. The construction of one new apartment complex containing 104 units is expected to begin in 1995. This new property is considered to be in direct competition with Post Place Apartments. The Atlanta market and this submarket are considered strong as evidenced by high rental and occupancy rates.

In January 1995, the Partnership made a distribution of $286,727 ($3.875 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1994. The Partnership made four distributions to Limited Partners totaling $15.50 per Interest in 1994 and 1993 and four distributions totaling $15.245 per Interest in 1992. See Financial Statements-Statements of Partners' Capital. Including the January 1995 distribution, investors have received distributions of Net Cash Receipts of $95.745 per $250 Interest, as well as certain tax benefits. The General Partners anticipate that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners at the current level during 1995 although there can be no assurances in this regard.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to one of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      ------------------------  -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets          $10,877,550  $12,714,579   $11,439,068  $13,093,689
Partners' capital
  accounts:
    General Partners       14,452       32,606         8,827       25,157
    Limited Partners   10,603,803   15,016,452    11,193,834   15,425,899
Net income:
  General Partners          5,625        7,449         2,990        5,475
  Limited Partners        556,876      737,460       295,977      541,973
  Per Limited Part-
    nership Interest         7.53         9.97          4.00         7.32


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) The Registrant does not have a Board of Directors. However, Balcor Affiliated Partners-87, Inc. and IDS Realty Corporation, the General Partners, each have a Board of Directors. IDS Realty Corporation is a wholly-owned subsidiary of IDS Management Corporation which is itself a wholly-owned subsidiary of IDS Financial Corporation. Effective January 1, 1995, IDS Financial Corporation changed its name to American Express Financial Corporation and IDS Financial Services Inc. changed its name to American Express Financial Advisors Inc. The term of office as directors of each of the General Partners is one year. Directors are elected at the respective annual meeting of stockholders. The Board of Directors for Balcor Affiliated Partners-87, Inc. consists of Thomas E. Meador and Allan Wood. The Board of Directors for IDS Realty Corporation consists of Janis E. Miller, Juanita Costa, Wendell L. Halvorson, William N. Westhoff, and Lori J. Larson. The names, ages and business experience for the directors are listed below.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the Managing General Partner of the Registrant are as follows:


     TITLE                                        OFFICERS
     -----                                        --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in

Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.



The names, ages and business experience of the executive officers and significant employees of the Supervising General Partner of the Registrant are as follows:

TITLE                                  OFFICERS
-----                                  --------

Director and President                Janis E. Miller
Director and Vice President           Juanita Costa
Director and Vice President           Wendell L. Halvorson
Director and Vice President           William N. Westhoff
Director and Vice President           Lori J. Larson
Vice President and Treasurer          Morris Goodwin, Jr.
Vice President and Assistant
  Secretary                           Ronald W. Powell
Vice President                        Georgiann L. Holmquist
Vice President                        Lavern G. Johnson
Vice President                        F. Dale Simmons


Janis E. Miller (June 1951) has served as President and Director of IDS Realty Corporation since February 1994. She has also served as American Express

Financial Corporation Vice President of Variable Assets since December 1993 and has overall responsibility for equity, fixed-income and cash mutual funds; the Flexible Annuity; Wealth Management; limited partnerships; and non-proprietary variable products. From June 1990 to November 1993, Ms. Miller held the position of Vice President - Mutual Funds/Limited Partnership Product Development and Marketing. From May 1987 to May 1990, she served as Director of Mutual Fund Product Development and Marketing. Ms. Miller has been employed by American Express Financial Corporation since 1981. She holds a B.S. from Indiana University and M.B.A. with a concentration in finance from the University of Minnesota.

Juanita Costa (December 1948) has served as Director of Financial Education Services ("FES") for American Express Financial Corporation since January 1994. She is responsible for marketing FES programs to corporate clients. Ms. Costa served as Vice President of Investment Services with IDS Trust Company from October 1991 to January 1994. From April 1987 until shortly before joining IDS Trust Company, Ms. Costa was Vice President - Limited Partnership Operations. From June 1984 to April 1987 she was Vice President of L.F. Rothschild and, from January 1980 to June 1984, she was an Assistant Vice President at Prudential Bache Securities. Ms. Costa is a graduate of the University of Nebraska and has an M.B.A. from Boston University.

Wendell L. Halvorson (August 1936) has held the position of Director - Limited Partnership Operations with American Express Financial Corporation since August 1983. He has been employed with American Express Financial Corporation since November 1968. Since August of 1983, he has been responsible for day-to-day management of vendor relationships, due diligence review and investor services for limited partnerships distributed by American Express Financial Advisors Inc. Mr. Halvorson has held a variety of management positions with American Express Financial Corporation throughout his career, including Director - Brokerage Sales, Director - Plan Services Business Products and Vice President
- Group Insurance. He is a graduate of the University of Minnesota.

William N. Westhoff (June 1947) has held the position of Senior Vice
President - Global Investments with American Express Financial Corporation since August 1994. From November 1989 to August 1994 he held the position of Senior Vice President - Fixed Income Management. Mr. Westhoff joined American Express Financial Corporation in 1971 as a Securities Analyst, Certificate Investments. He held positions of Associate Portfolio Manager, Portfolio Manager and Senior Portfolio Manager in the Certificate and Insurance Investment unit of the Investment Department until his promotion to Vice President - Taxable Fixed Income Mutual Funds in February 1988. He managed the IDS Life Special Income Fund from January 1986 to October 1989. Mr. Westhoff holds an M.B.A. from the University of Minnesota, a B.S. in Economics from Central Missouri State University, and is a Chartered Financial Analyst.

Lori J. Larson (August 1958) has been employed by American Express Financial Corporation since 1981 and currently holds the title of Vice President-Product Development for Variable Assets. Since August 1988, she has been responsible for day-to-day management of vendor relationships, due diligence review, and operational aspects for the limited partnerships distributed by American Express Financial Advisors Inc. In addition, she has responsibility for the product development of the publicly offered mutual funds in the IDS Mutual Fund Group. Ms. Larson has held a variety of management positions with American Express Financial Corporation throughout her career. She is a graduate of, and has an M.B.A. from, the University of Minnesota.

Morris Goodwin, Jr. (August 1951) has held the position of Vice President and Treasurer of American Express Financial Corporation since July 1989. From January 1988 to July 1989, he had been the Chief Financial Officer and Treasurer of IDS Bank & Trust Company. From January 1980 to January 1988, he was a Vice President with Morgan Stanley, an investment banking business headquartered in New York. He is a graduate of Williams College and has an M.B.A. from Stanford University.

Ronald W. Powell (November 1944) has held the position of Vice President and

Assistant General Counsel with American Express Financial Corporation since November 1985. He has been a member of the American Express Financial Corporation Law Department since 1975. He is a graduate of the William Mitchell College of Law.

Georgiann L. Holmquist (October 1957) has been employed by American Express Financial Corporation since February 1981. Since August 1991, she has been responsible for day to day management of vendor relationships, due diligence review and operational aspects for limited partnerships distributed by American Express Financial Advisors Inc. From May 1979 to February 1981 she was an internal auditor for International Multifoods. Ms. Holmquist is a graduate of Concordia College and a Certified Public Accountant.

Lavern G. Johnson (October 1932) has been employed by American Express Financial Corporation since June 1954 and is currently a Portfolio Manager in the Investment Department. He is a graduate of Gustavus Adolphus College and a Chartered Financial Analyst.

F. Dale Simmons (September 1937) has been employed by American Express Financial Corporation since September 1986 as a Senior Portfolio Manager in the Investment Department and currently holds the title of Vice President. From September 1984 to August 1986 he was employed as Senior Vice President - Interim Lending Division of First Interstate Mortgage Company. From September 1983 to August 1984 he was employed as Vice President - Interim Lending Division of FBS Mortgage. From 1972 to 1984 he held various positions with American Express Financial Corporation in the areas of real estate and loan management. He is a graduate of Syracuse University.

The directors of Balcor Affiliated Partners-87, Inc., the Managing General Partner of the Registrant, and IDS Realty Corporation, the Supervising General Partner of the Registrant, are not directors of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (b) of that Act or any company registered as an investment company under the Investment Company Act of 1940. Messrs. Meador and Wood are, however, directors of general partners of two other issuers which have a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934.

(d) There are no family relationships between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Affiliated Partners-87, Inc. or IDS Realty Corporation, the Managing and Supervising General Partners, respectively. Certain of these officers receive compensation from The Balcor Company or American Express Financial Advisors Inc. (formerly known as IDS Financial Services), (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partners believe that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 5 of Notes to Financial Statements for the information relating to transactions with affiliates.



Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Neither Balcor Affiliated Partners-87, Inc., the Managing General Partner of the Registrant, IDS Realty Corporation, the Supervising General Partner of the Registrant, nor their officers or members of their Boards of Directors own any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the officers and members of the Boards of Directors of the respective General Partners own twenty Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 5 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
------------------------------------------------------------------------

(a) (1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership previously filed as Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated July 2, 1987 (Registration
No. 33-12617), is hereby incorporated herein by reference.

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated July 2, 1987 (Registration No. 33-12617) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-16797) are hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule attached hereto in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IDS/BALCOR INCOME PARTNERS
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:  /s/Allan Wood
                              -----------------------------
                              Allan Wood
                              Executive Vice President, Chief
                              Accounting and Financial Officer
                              and Director (Principal Accounting
                              and Financial Officer) of Balcor
                              Affiliated Partners-87, Inc., the
                              Managing General Partner
Date: March 29, 1995
      ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
----------------------   -------------------------------      ------------
                         President, Chief Executive
                         Officer and Director (Principal
                         Executive Officer) of Balcor
                         Affiliated Partners-87, Inc., the
 /s/Thomas E. Meador     Managing General Partner            March 29, 1995
--------------------                                         --------------
  Thomas E. Meador

                         Executive Vice President, Chief
                         Accounting and Financial Officer and
                         Director (Principal Accounting and
                         Financial Officer) of Balcor
                         Affiliated Partners-87, Inc.,
    /s/Allan Wood        the Managing General Partner        March 29, 1995
--------------------                                         --------------
     Allan Wood

       Signature                      Title                       Date
----------------------   -------------------------------      ------------

                         President and Director of IDS
                         Realty Corporation,the Supervising
 /s/Janis E. Miller      General Partner                     March 29, 1995
--------------------                                         --------------
   Janis E. Miller

                         Vice President and Director of
                         IDS Realty Corporation, the
 /s/ Lori J. Larson      Supervising General Partner         March 29, 1995
--------------------                                         --------------
   Lori J. Larson

                         Vice President and Director of
                         IDS Realty Corporation, the
/s/Wendell L. Halvorson  Supervising General Partner         March 29, 1995
-----------------------                                      --------------
 Wendell L. Halvorson

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
IDS/Balcor Income Partners
A Real Estate Limited Partnership:

We have audited the financial statements and the financial statement schedule of IDS/Balcor Income Partners A Real Estate Limited Partnership (A Delaware Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Balcor Income Partners A Real Estate Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
February 14, 1995

                           IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1994 and 1993


                                     ASSETS


                                                   1994         1993
                                               ------------ ------------
Cash and cash equivalents                      $   539,880  $   606,842
Accounts and accrued interest receivable            59,579       59,264
                                               ------------ ------------
                                                   599,459      666,106
                                               ------------ ------------
Investment in real estate, at cost:
  Land                                           1,340,324    1,340,324
  Buildings and improvements                    13,681,315   13,561,212
                                               ------------ ------------
                                                15,021,639   14,901,536
  Less accumulated depreciation                  4,743,548    4,128,574
                                               ------------ ------------
Investment in real estate, net of
  accumulated depreciation                      10,278,091   10,772,962
                                               ------------ ------------
                                               $10,877,550  $11,439,068
                                               ============ ============



                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                               $    47,504  $    41,427
Due to affiliates                                   22,208       11,477
Accrued liabilities, principally
  real estate taxes                                144,730      133,473
Security deposits                                   44,853       50,030
                                               ------------ ------------
    Total liabilities                              259,295      236,407

Partners' capital (73,994 Limited Partnership
  Interests issued and outstanding)             10,618,255   11,202,661
                                               ------------ ------------
                                               $10,877,550  $11,439,068
                                               ============ ============

  The accompanying notes are an integral part of the financial statements.

                           IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
               for the years ended December 31, 1994, 1993 and 1992


                                        Partners' Capital Accounts
                                  --------------------------------------
                                                  General      Limited
                                      Total      Partners     Partners
                                  ------------ ------------ ------------

Balance at December 31, 1991      $12,835,500  $     2,406  $12,833,094

Cash distributions to
  Limited Partners (A)             (1,128,038)               (1,128,038)
Net income for the year
  ended December 31, 1992             343,139        3,431      339,708
                                  ------------ ------------ ------------
Balance at December 31, 1992       12,050,601        5,837   12,044,764

Cash distributions to
  Limited Partners (A)             (1,146,907)               (1,146,907)
Net income for the year
  ended December 31, 1993             298,967        2,990      295,977
                                  ------------ ------------ ------------
Balance at December 31, 1993       11,202,661        8,827   11,193,834

Cash distributions to
  Limited Partners (A)             (1,146,907)               (1,146,907)
Net income for the year
  ended December 31, 1994             562,501        5,625      556,876
                                  ------------ ------------ ------------
Balance at December 31, 1994      $10,618,255  $    14,452  $10,603,803
                                  ============ ============ ============




(A)  Summary of cash distributions per Interest:


                                      1994         1993         1992
                                  ------------ ------------ ------------

       First Quarter              $     3.875  $     3.875  $     3.750
       Second Quarter                   3.875        3.875        3.810
       Third Quarter                    3.875        3.875        3.810
       Fourth Quarter                   3.875        3.875        3.875


  The accompanying notes are an integral part of the financial statements.

                           IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
               for the years ended December 31, 1994, 1993 and 1992


                                      1994         1993         1992
                                  ------------ ------------ ------------
Income:
  Rental and service              $ 2,575,336  $ 2,451,860  $ 2,300,328
  Interest on short-term
    investments                        21,189       18,521       21,757
                                  ------------ ------------ ------------
      Total income                  2,596,525    2,470,381    2,322,085
                                  ------------ ------------ ------------

Expenses:
  Depreciation                        614,974      747,330      756,394
  Property operating                  560,352      508,914      468,778
  Maintenance and repairs             287,192      385,731      276,864
  Real estate taxes                   246,529      255,484      223,571
  Property management fees            128,488      121,220      114,868
  Administrative                      196,489      152,735      138,471
                                  ------------ ------------ ------------
      Total expenses                2,034,024    2,171,414    1,978,946
                                  ------------ ------------ ------------
Net income                        $   562,501  $   298,967  $   343,139
                                  ============ ============ ============
Net income allocated to
  General Partners                $     5,625  $     2,990  $     3,431
                                  ============ ============ ============
Net income allocated to
  Limited Partners                $   556,876  $   295,977  $   339,708
                                  ============ ============ ============
Net income per Limited
  Partnership Interest
  (73,994 issued and
  outstanding)                    $      7.53  $      4.00  $      4.59
                                  ============ ============ ============


  The accompanying notes are an integral part of the financial statements.

                           IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992



                                      1994         1993         1992
                                  ------------ ------------ ------------
Operating activities:

  Net income                      $   562,501  $   298,967  $   343,139
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation of properties      614,974      747,330      756,394
      Net change in:
        Accounts and accrued
          interest receivable            (315)       5,046       45,018
        Accounts payable                6,077       23,653        9,265
        Due to affiliates              10,731        2,000       (8,117)
        Accrued liabilities            11,257        9,114      (16,185)
        Security deposits              (5,177)      (2,847)      (2,669)
                                  ------------ ------------ ------------
  Net cash provided by
    operating activities            1,200,048    1,083,263    1,126,845
                                  ------------ ------------ ------------

Investing activities:

  Improvements to properties         (120,103)
                                   -----------
  Net cash used in investing
    activities                       (120,103)
                                   -----------
Financing activities:

  Distributions to Limited
    Partners                       (1,146,907)  (1,146,907)  (1,128,038)
                                  ------------ ------------ ------------
  Net cash used in
    financing activities           (1,146,907)  (1,146,907)  (1,128,038)
                                  ------------ ------------ ------------

Net change in cash and cash
  equivalents                         (66,962)     (63,644)      (1,193)
Cash and cash equivalents at
  beginning of year                   606,842      670,486      671,679
                                  ------------ ------------ ------------
Cash and cash equivalents at
  end of year                     $   539,880  $   606,842  $   670,486
                                  ============ ============ ============

  The accompanying notes are an integral part of the financial statements.

                           IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          20 to 22
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(c) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

2. Partnership Agreement:

The Partnership was organized in March 1987. The Partnership Agreement provides for Balcor Affiliated Partners-87, Inc. to be the Managing General Partner, for IDS Realty Corporation to be the Supervising General Partner and for the admission of Limited Partners through the sale of up to 400,000 Limited Partnership Interests at $250 per Interest. The Partnership sold 73,994 Interests to the public.

The Partnership Agreement provides that, except for profit or loss from the sale or other disposition of Partnership property, the General Partners together shall be allocated from each item of Partnership income from operations the greater of (i) 1% of such item or (ii) the amount of the General Partners' distributions of Net Cash Receipts (in excess of accrued Net Cash Receipts) from the Partnership. The remaining income from operations shall be allocated to the Limited Partners. Of each item of Partnership deduction, loss and credit from operations, 1% shall be allocated to the General Partners and 99% to the Limited Partners.

Net Cash Receipts available for distribution will be distributed 93% to the Limited Partners and 7% to the General Partners, provided that the General Partners' share of Net Cash Receipts will be subordinated on a year-by-year basis to the Limited Partners' receipt of a 7% Preferred Distribution. Net Cash Receipts available for distribution will be applied first toward the current year, and then on a year-by-year basis, commencing with the earliest year in which a deficiency exists or a subordinated amount remains outstanding and continuing for each year thereafter, to pay any deficiencies in the Limited Partners' receipt of their Preferred Distribution for such year and/or any unpaid portion of the General Partners' 7% share of Net Cash Receipts for such year, provided that the Limited Partners have received their Preferred Distribution for such year before the General Partners shall receive any portion of their share of Net Cash Receipts for such year.

When the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom which are available for distribution shall be distributed
(i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to their Original Capital plus any deficiency in a Cumulative Distribution of 11% per annum for Interests purchased prior to January 1, 1988, and 9% per annum for Interests purchased on or after January 1, 1988, provided, however, that the General Partners' 15% share of Net Cash Proceeds as described below is subordinated to the receipt by Limited Partners who purchased Interests on or after January 1, 1988, of an additional 1% Cumulative Distribution; (ii) next, to pay to the General Partners an amount equal to their share of Net Cash Receipts which has been subordinated and is then unpaid; and (iii) then, 85% to the Limited Partners and 15% to the General Partners.

For Interests purchased prior to June 8, 1988, the commencement date for computing the Cumulative Distribution and the Preferred Distribution is July 1, 1988. For Interests purchased on or after August 1, 1988, the commencement date for computing the Cumulative Distribution and the Preferred Distribution is the first day of the first full calendar quarter after the purchasers of the Interests became Limited Partners.

3. Management Agreements:

As of December 31, 1994, Post Place Apartments is under a management agreement with an affiliate of the seller and Salem Courthouse Apartments is under a management agreement with a third party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

4. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1994 in the financial statements is $182,408 less than the tax income of the Partnership for the same period.

5. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Property management fees  $64,817    None  $67,297  $5,774  $64,252  $5,478
Reimbursement of expenses
  to the Managing General
  Partner, at cost:
    Accounting             29,521  10,267   23,510   1,943   25,778   1,812
    Data processing        20,464   4,205   13,891   2,661   18,320   1,425
    Investor communica-
      tions                 1,990     568      979      80    1,337      94
    Legal                   2,301     663      721      60      975      69
    Other                   1,494     995    2,820     233    2,023     142
    Portfolio management   12,438   5,510    8,779     726    6,498     457

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $23,937, $16,371 and $15,021 for 1994, 1993 and 1992, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed one of the Partnership's properties until the affiliate was sold to a third party in November 1994.

6. Subsequent Event:

In January 1995, the Partnership made a distribution of $286,727 ($3.875 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1994.

                                       IDS/BALCOR INCOME PARTNERS
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (A Delaware Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                       Col. D
---------------------         --------  --------------------     ---------------------------
                                            Initial Cost              Cost Adjustments
                                           to Partnership         Subsequent to Acquisition
                                        --------------------     ---------------------------
                                                   Buildings                     Carrying
                               Encum-               and Im-        Improve-        Costs
     Description               brances    Land    provements         ments          (a)
---------------------          -------  -------- ------------      ---------     ---------
Post Place Apartments,
  a 122-unit complex
  in Atlanta, GA                None   $1,000,000   $6,161,400    $ 80,853        $116,259

Salem Courthouse
  Apartments, a 240-
  unit complex in
  West Lafayette, IN            None      320,000    7,180,000      39,250         123,877
                                       ----------   ----------   ----------       --------

    Total                              $1,320,000  $13,341,400    $120,103        $240,136
                                       ==========  ===========  ===========       ========

See notes (a) through (d).

                                       IDS/BALCOR INCOME PARTNERS
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (A Delaware Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
 ------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          ---------------------------------                                 ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements       (b)       tion(c)   struction  uired   is Computed
-------------------       --------  ----------   ----------   ---------   --------- ----- --------------
Post Place Apartments,
  a 122-unit complex
  in Atlanta, GA        $1,015,236  $6,343,276   $7,358,512  $2,028,806     3/79    11/87       (d)

Salem Courthouse
  Apartments, a 240-
  unit complex in
  West Lafayette, IN       325,088   7,338,039    7,663,127   2,714,742     8/78    12/88       (d)
                        ---------- -----------  -----------  ----------

    Total               $1,340,324 $13,681,315  $15,021,639  $4,743,548
                        ========== ===========  ===========  ==========

See notes (a) through (d).

                           IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of acquisition fees, legal fees, appraisal fees, title costs and other related professional fees.

(b) The aggregate cost of land, buildings and improvements is the same for Federal income tax purposes.

(c)                Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year    $4,128,574   $3,381,244   $2,624,850

     Depreciation expense
       for the year                     614,974      747,330      756,394
                                     ----------   ----------   ----------

     Balance at close of year        $4,743,548   $4,128,574   $3,381,244
                                     ==========   ==========   ==========

(d) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Buildings and improvements          20 to 22
               Furniture and fixtures                  5