Form 10-Q
period 1995-03-31
IDS BALCOR INCOME PARTNERS
filed 1995-05-12
CIK 811524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                               BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)


                                    ASSETS


                                                   1995          1994
                                              ------------- --------------
Cash and cash equivalents                     $     679,658 $     539,880
Accounts and accrued interest receivable             45,086        59,579
                                              ------------- --------------
                                                    724,744       599,459
                                              ------------- --------------
Investment in real estate, at cost:
  Land                                            1,340,324     1,340,324
  Buildings and improvements                     13,681,315    13,681,315
                                              ------------- --------------
                                                 15,021,639    15,021,639
  Less accumulated depreciation                   4,897,291     4,743,548
                                              ------------- --------------
Investment in real estate, net of
  accumulated depreciation                       10,124,348    10,278,091
                                              ------------- --------------
                                              $  10,849,092 $  10,877,550
                                              ============= ==============

                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $      27,866 $      47,504
Due to affiliates                                    30,725        22,208
Accrued liabilities, principally
  real estate taxes                                 179,538       144,730
Security deposits                                    46,374        44,853
                                              ------------- --------------
    Total liabilities                               284,503       259,295

Partners' capital (73,994 Limited Partnership
  Interests issued and outstanding)              10,564,589    10,618,255
                                              ------------- --------------
                                              $  10,849,092 $  10,877,550
                                              ============= ==============
      The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                      A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)



                                                   1995          1994
                                              ------------- --------------
Income:
  Rental and service                          $     681,837 $     628,844
  Interest on short-term investments                  8,155         4,677
                                              ------------- --------------
      Total income                                  689,992       633,521
                                              ------------- --------------

Expenses:
  Depreciation                                      153,743       153,498
  Property operating                                172,576       205,734
  Real estate taxes                                  63,140        51,257
  Property management fees                           33,762        31,490
  Administrative                                     33,710        46,769
                                              ------------- --------------
      Total expenses                                456,931       488,748
                                              ------------- --------------
Net income                                    $     233,061 $     144,773
                                              ============= ==============
Net income allocated to General Partners      $       2,331 $       1,448
                                              ============= ==============
Net income allocated to Limited Partners      $     230,730 $     143,325
                                              ============= ==============
Net income per Limited Partnership Interest
  (73,994 issued and outstanding)             $        3.12 $        1.94
                                              ============= ==============
Distribution to Limited Partners              $     286,727 $     286,727
                                              ============= ==============
Distribution per Limited Partnership Interest $        3.88 $        3.88
                                              ============= ==============
      The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                      A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
               for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)


                                                   1995          1994
                                              -------------- --------------
Operating activities:

  Net income                                  $     233,061  $    144,773
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation of properties                    153,743       153,498
      Net change in:
        Accounts and accrued interest
          receivable                                 14,493        51,567
        Accounts payable                            (19,638)      (15,426)
        Due to affiliates                             8,517        23,220
        Accrued liabilities                          34,808        33,333
        Security deposits                             1,521        (1,281)
                                              -------------- --------------
  Net cash provided by operating activities         426,505       389,684
                                              -------------- --------------

Investing activities:

  Improvements to properties                                      (34,437)
                                                              -------------
  Net cash used in investing activities                           (34,437)
                                                              -------------

Financing activities:

  Distribution to Limited Partners                 (286,727)     (286,727)
                                              --------------- -------------
  Net cash used in financing activities            (286,727)     (286,727)
                                              --------------- -------------

Net change in cash and cash equivalents             139,778        68,520
Cash and cash equivalents at January 1              539,880       606,842
                                              --------------- -------------
Cash and cash equivalents at March 31         $     679,658   $   675,362
                                              =============== =============
      The accompanying notes are an integral part of the financial statements.

                           IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:


                                         Paid      Payable
                                     -----------   --------

    Reimbursement of expenses to
      the Managing General Partner,
      at cost                              None   $30,725

3. Subsequent Event:

In April 1995, the Partnership made a distribution of $286,727 ($3.875 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1995.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The increase in net income for the quarter ended March 31, 1995 as compared to the same period in 1994 is primarily due to improved rental collections at Post Place Apartments and Salem Courthouse Apartments and lower painting costs at Salem Courthouse. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Rental income increased during the quarter ended March 31, 1995 as compared to the same period in 1994 due to increased rental rates at Salem Courthouse and Post Place Apartments.

Property operating expenses decreased during the quarter ended March 31, 1995 as compared to the same period in 1994 primarily due to a decrease in painting costs at Salem Courthouse.

A refund of 1992 taxes was received during the first quarter of 1994 from the local taxing authorities due to a decrease in the assessed value of the Post Place Apartments. This refund reduced the first quarter 1994 real estate tax expense, and as a result, real estate tax expense increased for the quarter ended March 31, 1995 as compared to the same period in 1994.

Administrative expenses decreased during the quarter ended March 31, 1995 as compared to the same period in 1994, primarily as a result of lower accounting and portfolio management fees.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased from December 31, 1994 to March 31, 1995. The Partnership's operating activities consisted of cash flow generated from property operations, net of administrative expenses. Cash flow from operating activities was used to fund financing activities consisting of the quarterly distribution to Limited Partners.

The Salem Courthouse and Post Place apartment complexes generated positive cash flow during the quarters ended March 31, 1995 and 1994. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. As of March 31, 1995, the occupancy rates of the Salem Courthouse and Post Place apartment complexes were 94% and 98%, respectively.

In April 1995, the Partnership made a distribution of $286,727 ($3.875 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1995. The quarterly distribution level remained constant compared to the fourth quarter of 1994. Including the April 1995 distribution, investors have received distributions of Net Cash Receipts of $99.62 per $250 Interest, as well as certain tax benefits. The General Partners anticipate that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners at the current level during 1995 although there can be no assurances in this regard.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              IDS/BALCOR INCOME PARTNERS
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By: /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Affiliated Partners-87, Inc., the Managing
                                  General Partner



                              By: /s/ Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Affiliated Partners-87,
                                  Inc., the Managing General Partner



Date: May 12, 1995
      ----------------------------