Form 10-Q
period 1995-06-30
IDS BALCOR INCOME PARTNERS
filed 1995-08-07
CIK 811524

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-16797
                       -------

                        IDS/BALCOR INCOME PARTNERS
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                                      36-3497345
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road,
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                                  BALANCE SHEETS
                       June 30, 1995 and December 31, 1994
                                  (Unaudited)


                                      ASSETS

                                                  1995           1994
                                             -------------- --------------
Cash and cash equivalents                    $     540,008  $     539,880
Accounts and accrued
  interest receivable                               54,522         59,579
Prepaid expenses, principally insurance
  and real estate taxes                             68,141
                                             -------------- --------------
                                                   662,671        599,459
                                             -------------- --------------
Investment in real estate, at cost:
  Land                                           1,340,324      1,340,324
  Buildings and improvements                    13,681,315     13,681,315
                                             -------------- --------------
                                                15,021,639     15,021,639
  Less accumulated depreciation                  5,054,641      4,743,548
                                             -------------- --------------
Investment in real estate, net
  of accumulated depreciation                    9,966,998     10,278,091
                                             -------------- --------------
                                             $  10,629,669  $  10,877,550
                                             ============== ==============


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                             $      26,135  $      47,504
Due to affiliates                                    2,816         22,208
Accrued liabilities, principally
  real estate taxes                                124,824        144,730
Security deposits                                   45,139         44,853
                                             -------------- --------------
    Total liabilities                              198,914        259,295

Partners' capital (73,994 Limited
  Partnership Interests issued
  and outstanding)                              10,430,755     10,618,255
                                             -------------- --------------
                                             $  10,629,669  $  10,877,550
                                             ============== ==============


  The accompanying notes are an integral part of the financial statements.

                           IDS/BALCOR INCOME PARTNERS
                        A REAL ESTATE LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1995 and 1994
                                   (Unaudited)



                                                  1995           1994
                                             -------------- --------------
Income:
  Rental and service                         $   1,357,297  $   1,271,459
  Interest on short-term investments                16,255          9,757
                                             -------------- --------------
      Total income                               1,373,552      1,281,216
                                             -------------- --------------

Expenses:
  Depreciation                                     311,093        306,997
  Property operating                               419,331        441,512
  Real estate taxes                                 88,430        115,752
  Property management fees                          67,565         63,693
  Administrative                                   101,179         94,796
                                             -------------- --------------
      Total expenses                               987,598      1,022,750
                                             -------------- --------------
Net income                                   $     385,954  $     258,466
                                             ============== ==============
Net income allocated to General
  Partners                                   $       3,860  $       2,585
                                             ============== ==============
Net income allocated to Limited
  Partners                                   $     382,094  $     255,881
                                             ============== ==============
Net income per Limited Partnership
  Interest (73,994 issued and
  outstanding)                               $        5.16  $        3.46
                                             ============== ==============

Distributions to Limited Partners            $     573,454  $     573,454
                                             ============== ==============
Distributions per Limited Partnership
  Interest                                   $        7.75  $        7.75
                                             ============== ==============




  The accompanying notes are an integral part of the financial statements.

                           IDS/BALCOR INCOME PARTNERS
                        A REAL ESTATE LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                   (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Income:
  Rental and service                         $     675,460  $     642,615
  Interest on short-term investments                 8,100          5,080
                                             -------------- --------------
      Total income                                 683,560        647,695
                                             -------------- --------------

Expenses:
  Depreciation                                     157,350        153,499
  Property operating                               246,755        235,778
  Real estate taxes                                 25,290         64,495
  Property management fees                          33,803         32,203
  Administrative                                    67,469         48,027
                                             -------------- --------------
      Total expenses                               530,667        534,002
                                             -------------- --------------
Net income                                   $     152,893  $     113,693
                                             ============== ==============
Net income allocated to General
  Partners                                   $       1,529  $       1,137
                                             ============== ==============
Net income allocated to Limited
  Partners                                   $     151,364  $     112,556
                                             ============== ==============
Net income per Limited Partnership
  Interest (73,994 issued and
  outstanding)                               $        2.04  $        1.52
                                             ============== ==============

Distribution to Limited Partners             $     286,727  $     286,727
                                             ============== ==============
Distribution per Limited Partnership
  Interest                                   $        3.87  $        3.87
                                             ============== ==============





  The accompanying notes are an integral part of the financial statements.

                           IDS/BALCOR INCOME PARTNERS
                        A REAL ESTATE LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1995 and 1994
                                   (Unaudited)



                                                  1995           1994
                                             -------------- --------------
Operating activities:
  Net income                                 $     385,954  $     258,466
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation of properties                   311,093        306,997
      Net change in:
        Accounts and accrued interest
          receivable                                 5,057         (5,790)
        Prepaid expenses                           (68,141)
        Accounts payable                           (21,369)       (21,500)
        Due to affiliates                          (19,392)        28,824
        Accrued liabilities                        (19,906)        10,257
        Security deposits                              286           (624)
                                             -------------- --------------
  Net cash provided by operating
    activities                                     573,582        576,630
                                             -------------- --------------
Investing activities:
  Improvements to properties                                      (60,611)
                                                            --------------
  Net cash used in investing
    activities                                                    (60,611)
                                                            --------------
Financing activities:
  Distributions to Limited Partners               (573,454)      (573,454)
                                             -------------- --------------
  Net cash used in financing
    activities                                    (573,454)      (573,454)
                                             -------------- --------------
Net change in cash and cash
  equivalents                                          128        (57,435)
Cash and cash equivalents at
  beginning of period                              539,880        606,842
                                             -------------- --------------
Cash and cash equivalents at
  end of period                              $     540,008  $     549,407
                                             ============== ==============


  The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                                Paid
                                         --------------------
                                        Six Months    Quarter     Payable
                                        -----------   --------    ---------

   Reimbursement of expenses to
     the General Partner, at cost       $ 50,207      $50,207     $ 2,816


3. Subsequent Event:

In July 1995, the Partnership made a distribution of $286,727 ($3.875 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1995.

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

Operations
----------

Summary of Operations
---------------------

As a result of an increase in rental income at both of the Partnership's properties and decreases in exterior wood trim repair and real estate tax expense at Salem Courthouse Apartments, the Partnership recognized an increase in net income for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

1995 Compared to 1994
---------------------

Rental income increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 due to increased rental rates at Post Place and Salem Courthouse Apartments.

Interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 as a result of higher average interest rates.

Property operating expense decreased during the six months ended June 30, 1995 as compared to the same period in 1994 as a result of exterior wood trim repair at Salem Courthouse which was completed during 1994. This decrease was partially offset for the six months and fully offset for the quarter ended June 30, 1995 by an increase in roof repairs and parking lot repaving expenses at Post Place Apartments.

Real estate tax expense decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 due to a decrease in the tax rate from the taxing authorities of the Salem Courthouse Apartments. This decrease was partially offset by an increase in real estate tax expense at the Post Place Apartments as a result of a refund of 1992 real estate taxes received in 1994, due to a reduction in the assessed value of the property.

Administrative expenses increased during the quarter ended June 30, 1995 as compared to the same period in 1994 as a result of increases in accounting and legal fees.


Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership remained relatively unchanged from December 31, 1994 to June 30, 1995. The Partnership's operating activities consisted of cash flow generated from property operations, net of administrative expenses. Cash flow from operating activities was used to fund financing activities consisting of the quarterly distribution to Limited Partners.

The Salem Courthouse and Post Place apartment complexes generated positive cash flow during the quarters ended June 30, 1995 and 1994. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. As of June 30, 1995, the occupancy rates of the Salem Courthouse and Post Place apartment complexes were 87% and 97%, respectively.

In July 1995, the Partnership made a distribution of $286,727 ($3.875 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1995. The quarterly distribution level remained constant compared to the first quarter of 1995. Including the July 1995 distribution, investors have received distributions of Net Cash Receipts of $103.49 per $250 Interest, as well as certain tax benefits. The General Partners anticipate that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners at the current level during 1995 although there can be no assurances in this regard.

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

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP

                       (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Affiliated Partners-87,
                                  Inc., the Managing General Partner



Date: August 7, 1995
      ----------------------------