Form 10-Q
period 1995-09-30
IDS BALCOR INCOME PARTNERS
filed 1995-11-09
CIK 811524

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
OR

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

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                        A Delaware Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  Unaudited)

                                    ASSETS

                                                   1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $    500,401    $    539,880
Accounts and accrued interest receivable           62,173          59,579
Prepaid expenses, principally insurance
  and real estate taxes                            56,271
                                             -------------   -------------
                                                  618,845         599,459
                                             -------------   -------------
Investment in real estate, at cost:
  Land                                          1,340,324       1,340,324
  Buildings and improvements                   13,681,315      13,681,315
                                             -------------   -------------
                                               15,021,639      15,021,639
  Less accumulated depreciation                 5,210,188       4,743,548
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                      9,811,451      10,278,091
                                             -------------   -------------
                                             $ 10,430,296    $ 10,877,550
                                             =============   =============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     31,587    $     47,504
Due to affiliates                                   9,567          22,208
Accrued liabilities, principally
  real estate taxes                               156,030         144,730
Security deposits                                  47,699          44,853
                                             -------------   -------------
    Total liabilities                             244,883         259,295

Partners' capital (73,994 Limited
  Partnership Interests issued
  and outstanding)                             10,185,413      10,618,255
                                             -------------   -------------
                                             $ 10,430,296    $ 10,877,550
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)



                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $  2,040,846    $  1,908,233
  Interest on short-term investments               21,668          14,796
                                             -------------   -------------
      Total income                              2,062,514       1,923,029
                                             -------------   -------------
Expenses:
  Depreciation                                    466,640         460,495
  Property operating                              780,604         681,182
  Real estate taxes                               142,549         174,474
  Property management fees                        101,510          95,162
  Administrative                                  143,872         144,616
                                             -------------   -------------
      Total expenses                            1,635,175       1,555,929
                                             -------------   -------------
Net income                                   $    427,339    $    367,100
                                             =============   =============
Net income allocated to General Partners     $      4,273    $      3,671
                                             =============   =============
Net income allocated to Limited Partners     $    423,066    $    363,429
                                             =============   =============
Net income per Limited Partnership Interest
  (73,994 issued and outstanding)            $       5.72    $       4.91
                                             =============   =============
Distributions to Limited Partners            $    860,181    $    860,181
                                             =============   =============
Distributions per Limited
  Partnership Interest                       $      11.63    $      11.63
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $    683,549    $    636,774
  Interest on short-term investments                5,413           5,039
                                             -------------   -------------
      Total income                                688,962         641,813
                                             -------------   -------------
Expenses:
  Depreciation                                    155,547         153,498
  Property operating                              361,273         245,396
  Real estate taxes                                54,119          58,722
  Property management fees                         33,945          31,469
  Administrative                                   42,694          44,094
                                             -------------   -------------
      Total expenses                              647,578         533,179
                                             -------------   -------------
Net income                                   $     41,384    $    108,634
                                             =============   =============
Net income allocated to General Partners     $        414    $      1,086
                                             =============   =============
Net income allocated to Limited Partners     $     40,970    $    107,548
                                             =============   =============
Net income per Limited Partnership Interest
  (73,994 issued and outstanding)            $       0.56    $       1.45
                                             =============   =============
Distribution to Limited Partners             $    286,727    $    286,727
                                             =============   =============
Distribution per Limited
  Partnership Interest                       $       3.88    $       3.88
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                             -------------   -------------
Operating activities:
  Net income                                 $    427,339    $    367,100
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation of properties                      466,640         460,495
  Net change in:
    Accounts and accrued interest
      receivable                                   (2,594)        (17,348)
    Prepaid expenses                              (56,271)
    Accounts payable                              (15,917)        (10,600)
    Due to affiliates                             (12,641)         24,084
    Accrued liabilities                            11,300          46,164
    Security deposits                               2,846          (4,151)
                                             -------------   -------------
  Net cash provided by operating activities       820,702         865,744
                                             -------------   -------------
Investing activities:
  Improvements to properties                                      (68,595)
                                                             -------------
  Net cash used in investing activities                           (68,595)
                                                             -------------
Financing activities:
  Distributions to Limited Partners              (860,181)       (860,181)
                                             -------------   -------------
  Net cash used in financing activities          (860,181)       (860,181)
                                             -------------   -------------
Net change in cash and cash equivalents           (39,479)        (63,032)
Cash and cash equivalents at beginning
  of period                                       539,880         606,842
                                             -------------   -------------
Cash and cash equivalents at end of period   $    500,401    $    543,810
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                                Paid
                                       -----------------------
                                       Nine Months     Quarter     Payable
                                       -----------    ---------   ---------
   Reimbursement of expenses to
     the General Partner, at cost       $ 58,335      $  8,128    $  9,567


3. Subsequent Event:

In October 1995, the Partnership made a distribution of $314,475 ($4.25 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995.

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

Operations
----------

Summary of Operations
---------------------

As a result of an increase in rental income at the Partnership's properties, the Partnership recognized an increase in net income for the nine months ended September 30, 1995 as compared to the same period in 1994. However, exterior painting of the Partnership's properties resulted in a decrease in net income for the quarter ended September 30, 1995 as compared to the same period in 1994.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to the quarter and nine months ended September 30, 1995 and 1994.

Rental income increased during 1995 as compared to 1994 due to increased rental rates at Post Place and Salem Courthouse Apartments.

Interest income on short-term investments increased during 1995 as compared to 1994 as a result of higher average interest rates.

Property operating expense increased in 1995 as compared to 1994 as a result of exterior painting at Post Place and Salem Courthouse Apartments.

Real estate tax expense decreased during the nine months ended 1995 as compared to 1994 due to a decrease in the tax rate from the taxing authorities of the Salem Courthouse Apartments. This decrease was partially offset by a refund of 1992 real estate taxes received in 1994, due to a reduction in the assessed value of the Post Place Apartments.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of September 30, 1995 as compared to December 31, 1994. The Partnership's cash flow generated from property operations, net of administrative expenses, was used along with cash reserves to fund quarterly distributions to the Limited Partners.

The Salem Courthouse and Post Place apartment complexes generated positive cash flow during the nine months ended September 30, 1995 and 1994. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. As of September 30, 1995, the occupancy rates of the Salem Courthouse and Post Place apartment complexes were 97% and 99%, respectively.

In October 1995, the Partnership made a distribution of $314,475 ($4.25 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995. The quarterly distribution level increased compared to the second quarter of 1995 due to improved operations at the Partnership's properties. Including the October 1995 distribution, investors have received distributions of Net Cash Receipts of $107.74 per $250 Interest, as well as certain tax benefits. The General Partners anticipate that the cash flow from property operations should enable the Partnership to continue making future quarterly distributions to Limited Partners at the current level although there can be no assurances in this regard.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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


                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Affiliated Partners-87,
                                  Inc., the Managing General Partner



Date: November 8, 1995
      ----------------------------