Form 10-K
period 1995-12-31
IDS BALCOR INCOME PARTNERS
filed 1996-03-26
CIK 811524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

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

2355 Waukegan Road
Bannockburn, Illinois                                       60015
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner had previously advised limited partners that its strategy was to sell the Registrant's properties over the next two year period. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. The General Partner now believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. If current market conditions for sales remain favorable, the liquidation of the Registrant's properties may be accelerated. The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in November 1995. The tender offer was made by Walton Street Capital Acquisition Co. L.L.C. ("Walton Street"). Walton Street stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Walton Street acquired 3.14% of the total interests outstanding in the Registrant and assigned the interests to its affiliate, WIG I/B Partners. The Registrant incurred administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what the impact of any future tender offers will have on the operations or management of the Registrant.

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

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

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

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 2,853.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------

Total income        $2,773,922  $2,596,525  $2,470,381  $2,322,085  $2,260,007
Net income             488,958     562,501    298,967      343,139     325,190
Net income
  per Limited Partner-
  ship Interest          6.54        7.53        4.00         4.59        4.35
Total assets        10,126,717  10,877,550  11,439,068  12,255,088  13,057,693
Distributions per
  Limited Part-
  nership Interest(A)   15.875       15.50       15.50      15.245       15.00

(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Primarily due to administrative expenses incurred during 1995 in connection with a tender offer, net income decreased during 1995 as compared to 1994. Net income increased in 1994 as compared to 1993 primarily due to improved operations at the Post Place and Salem Courthouse apartment complexes, as well as a decrease in depreciation expense at Salem Courthouse Apartments. Further discussion of the operations of IDS/Balcor Income Partners A Real Estate Limited Partnership (the "Partnership") is summarized below.

1995 Compared to 1994
---------------------

Rental income increased during 1995 as compared to 1994 due to increased rental rates at Post Place and Salem Courthouse apartments complexes.

Interest income on short-term investments increased during 1995 as compared to 1994 as a result of higher average interest rates.

Property operating expense increased in 1995 as compared to 1994 as a result of exterior painting at Post Place and Salem Courthouse apartments complexes.

Real estate tax expense decreased in 1995 as compared to 1994 due to a decrease in the tax rate from the taxing authorities of the Salem Courthouse Apartments. This decrease was partially offset by a refund of 1992 real estate taxes received in 1994, due to a reduction in the assessed value of the Post Place Apartments.

The Partnership incurred legal, consulting, printing and postage costs in connection with a tender offer during the fourth quarter of 1995. As a result, administrative expenses increased during 1995 as compared to 1994.

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

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased from December 31, 1994 to December 31, 1995. The Partnership's operating activities consisted of cash flow generated from property operations, net of administrative expenses. Cash flow from operating activities along with Partnership reserves were used to fund financing activities which consisted of quarterly distributions to Limited Partners.

The Salem Courthouse and Post Place apartment complexes generated positive cash flow during 1995 and 1994. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures.

The Salem Courthouse Apartments are located in West Lafayette, Indiana. The property is in the submarket characterized as the west section of West

Lafayette. The property contains 240 units, while the direct competition in the submarket consists of five properties with approximately 1,500 total units. The average occupancy for this submarket at comparable properties is 95%, while Salem Courthouse Apartments had an occupancy of 94% at December 31, 1995. The rental rates at the property are slightly higher than the average for comparable properties in the submarket. There is currently no new construction in the submarket.

The Post Place Apartments are located in Atlanta, Georgia. The property is in the submarket characterized as northeast Atlanta (DeKalb County). The property contains 122 units, while the direct competition in the submarket consists of six properties with approximately 1,750 total units. The average occupancy for this submarket at comparable properties is 96%, while Post Place Apartments had an occupancy of 98% at December 31, 1995. The rental rates at the property are consistent with the average for comparable properties in the submarket. The construction of one new apartment complex containing 104 units was completed in 1995. This new property is considered to be in direct competition with Post Place Apartments. While no new construction is anticipated for 1996 in this submarket, Atlanta is the most active metro market in the country relative to multi-family permits. Approximately 20,000 new units will be added to inventory in a two year time period which began in 1995. The Atlanta market and this submarket generally have high rental and occupancy rates.

The General Partner had previously advised limited partners that its strategy was to sell the Partnership's properties over the next two year period. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. The General Partner now believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. If current market conditions for sales remain favorable, the liquidation of the Partnership's properties may be accelerated.

In January 1996, the Partnership made a distribution of $314,475 ($4.25 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1995. The Partnership made four distributions totaling $15.875 per Interest in 1995 and four distributions to Limited Partners totaling $15.50 per Interest in 1994 and 1993. See Financial Statements-Statements of Partners' Capital. Including the January 1996 distribution, investors have received distributions of Net Cash Receipts of $111.995 per $250 Interest, as well as certain tax benefits. The General Partners anticipate that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners at the current level during 1996 although there can be no assurances in this regard.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1995          December 31, 1994
                     ------------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $10,126,717   $12,152,693  $10,877,550  $12,714,579
Partners' capital
  accounts:
    General Partners      19,342        39,386       14,452       32,606
    Limited Partners   9,913,215    14,512,918   10,603,803   15,016,452
Net income:
  General Partners         4,890         6,780        5,625        7,449
  Limited Partners       484,068       671,122      556,876      737,460
  Per Limited Part-
    nership Interest         6.54         9.07         7.53          9.97


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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) The Registrant does not have a Board of Directors. However, Balcor Affiliated Partners-87, Inc. and IDS Realty Corporation, the General Partners, each have a Board of Directors. IDS Realty Corporation is a wholly-owned subsidiary of IDS Management Corporation which is itself a wholly-owned subsidiary of American Express Financial Corporation. The term of office as directors of each of the General Partners is one year. Directors are elected at the respective annual meeting of stockholders. The Board of Directors for Balcor Affiliated Partners-87, Inc. consists of Thomas E. Meador and Brian D. Parker. The Board of Directors for IDS Realty Corporation consists of Janis E. Miller, Morris Goodwin, Wendell L. Halvorson, William N. Westhoff, and Lori J. Larson. The names, ages and business experience for the directors are listed below.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the Managing General Partner of the Registrant are as follows:

      TITLE                                 OFFICERS
      -----                                 --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

The names, ages and business experience of the executive officers and significant employees of the Supervising General Partner of the Registrant are as follows:

TITLE                                  OFFICERS
-----                                  --------

Director and President                Janis E. Miller
Director and Vice President           Wendell L. Halvorson
Director and Vice President           William N. Westhoff
Director and Vice President           Lori J. Larson
Vice President and Treasurer          Morris Goodwin, Jr.
Vice President and Assistant
  Secretary                           Ronald W. Powell
Vice President                        Georgiann L. Holmquist
Vice President                        Lavern G. Johnson
Vice President                        F. Dale Simmons


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

The directors of Balcor Affiliated Partners-87, Inc., the Managing General Partner of the Registrant, and IDS Realty Corporation, the Supervising General Partner of the Registrant, are not directors of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (b) of that Act or any company registered as an investment company under the Investment Company Act of 1940. Messrs. Meador and Parker are, however, directors of general partners of two other issuers which have a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934.

(d) There are no family relationships between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Affiliated Partners-87, Inc. or IDS Realty Corporation, the Managing and Supervising General Partners, respectively. Certain of these officers receive compensation from The Balcor Company or American Express Financial Advisors Inc., (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partners believe that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 6 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 6 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1995.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule attached hereto in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IDS/BALCOR INCOME PARTNERS
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By: /s/Brian D.Parker
                             -----------------------------
                             Brian D. Parker
                             Senior Vice President, Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer) and
                             Director of Balcor Affiliated Partners-87,
                             Inc., the Managing General Partner
Date: March 23, 1996
      ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President, Chief Executive
                         Officer and Director (Principal
                         Executive Officer) of Balcor
                         Affiliated Partners-87, Inc.
 /s/Thomas E. Meador     Managing General Partner            March 23,1996
--------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer) and
                         Director of Balcor Affiliated Partners-87,
 /s/Brian D. Parker      Inc., the Managing General Partner March 23, 1996
--------------------                                        --------------
  Brian D. Parker

       Signature                      Title                      Date
----------------------   -------------------------------     ------------

                         President and Director of IDS
                         Realty Corporation, the Supervising
 /s/Janis E. Miller      General Partner                     March 23,1996
--------------------                                        --------------
  Janis E. Miller

                         Vice President and Director of
                         IDS Realty Corporation, the
 /s/Lori J. Larson       Supervising General Partner         March 23,1996
--------------------                                        --------------
   Lori J. Larson

                         Vice President and Director of
                         IDS Realty Corporation, the
/s/Wendell L. Halvorson  Supervising General Partner         March 23,1996
--------------------                                        --------------
Wendell L. Halvorson

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Balcor Income Partners A Real Estate Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1996

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                             1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $    397,080    $    539,880
Accounts and accrued interest receivable           50,812          59,579
Prepaid expenses                                   22,920
                                             -------------   -------------
                                                  470,812         599,459
                                             -------------   -------------
Investment in real estate
  Land                                          1,340,324       1,340,324
  Buildings and improvements                   13,681,315      13,681,315
                                             -------------   -------------
                                               15,021,639      15,021,639
  Less accumulated depreciation                 5,365,734       4,743,548
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                      9,655,905      10,278,091
                                             -------------   -------------
                                             $ 10,126,717    $ 10,877,550
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     14,005    $     47,504
Due to affiliates                                   7,108          22,208
Accrued liabilities, principally
  real estate taxes                               124,823         144,730
Security deposits                                  48,224          44,853
                                             -------------   -------------
     Total liabilities                            194,160         259,295

Limited Partners' capital (73,994
  Interests issued and outstanding)             9,913,215      10,603,803
General Partners' capital                          19,342          14,452
                                             -------------   -------------
     Total partners' capital                    9,932,557      10,618,255
                                             -------------   -------------
                                             $ 10,126,717    $ 10,877,550
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994, and 1993



                                        Partners' Capital Accounts
                                ------------   ------------   ------------
                                                 General        Limited
                                   Total         Partners       Partners
                                ------------   ------------   ------------

Balance at December 31, 1992  $  12,050,601  $       5,837  $  12,044,764

Cash distributions to Limited
  Partners (A)                   (1,146,907)                   (1,146,907)

Net income for the year
  ended December 31, 1993           298,967          2,990        295,977
                                ------------   ------------   ------------
Balance at December 31, 1993     11,202,661          8,827     11,193,834

Cash distributions to Limited
  Partners (A)                   (1,146,907)                   (1,146,907)

Net income for the year
  ended December 31, 1994           562,501          5,625        556,876
                                ------------   ------------   ------------
Balance at December 31, 1994     10,618,255         14,452     10,603,803

Cash distributions to Limited
  Partners (A)                   (1,174,656)                   (1,174,656)

Net income for the year
  ended December 31, 1995           488,958          4,890        484,068
                                ------------   ------------   ------------
Balance at December 31, 1995  $   9,932,557  $      19,342  $   9,913,215
                                ============   ============   ============

                (A) Summary of cash distributions per Interest:

                                       1995           1994           1993
                                ------------   ------------   ------------
      First Quarter           $       3.875  $       3.875  $       3.875
      Second Quarter                  3.875          3.875          3.875
      Third Quarter                   3.875          3.875          3.875
      Fourth Quarter                  4.250          3.875          3.875

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994, and 1993


                                   1995           1994           1993
                              -------------- -------------- --------------
Income:
  Rental and service          $   2,745,228  $   2,575,336  $   2,451,860
  Interest on short-term
    investments                      28,694         21,189         18,521
                              -------------- -------------- --------------
    Total income                  2,773,922      2,596,525      2,470,381
                              -------------- -------------- --------------
Expenses:
  Depreciation                      622,186        614,974        747,330
  Property operating              1,047,033        847,544        894,645
  Real estate taxes                 206,325        246,529        255,484
  Property management fees          136,945        128,488        121,220
  Administrative                    272,475        196,489        152,735
                              -------------- -------------- --------------
    Total expenses                2,284,964      2,034,024      2,171,414
                              -------------- -------------- --------------
Net income                    $     488,958  $     562,501  $     298,967
                              ============== ============== ==============
Net income allocated to
  General Partners            $       4,890  $       5,625  $       2,990
                              ============== ============== ==============
Net income allocated to
  Limited Partners            $     484,068  $     556,876  $     295,977
                              ============== ============== ==============
Net income per Limited
  Partnership Interest
  (73,994 issued and
  (outstanding)               $        6.54  $        7.53  $        4.00
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994, and 1993


                                   1995           1994           1993
                              --------------   ------------   ------------
Operating activities:
  Net income                  $     488,958  $     562,501  $     298,967
  Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
      Depreciation of
        properties                  622,186        614,974        747,330
      Net change in:
        Accounts and accrued
          interest receivable         8,767           (315)         5,046
        Prepaid expenses            (22,920)
        Accounts payable            (33,499)         6,077         23,653
        Due to affiliates           (15,100)        10,731          2,000
        Accrued liabilities         (19,907)        11,257          9,114
        Security deposits             3,371         (5,177)        (2,847)
                              --------------   ------------   ------------
  Net cash provided by
    operating activities          1,031,856      1,200,048      1,083,263
                              -------------- -------------- --------------
Investing activities:
  Improvements to properties                      (120,103)
                                               ------------
  Net cash used in investing
    activities                                    (120,103)
                                               ------------
Financing activities:
  Distributions to Limited
    Partners                     (1,174,656)    (1,146,907)    (1,146,907)
                              --------------   ------------   ------------
  Net cash used in financing
    activities                   (1,174,656)    (1,146,907)    (1,146,907)
                              --------------   ------------   ------------
Net change in cash and cash
  equivalents                      (142,800)       (66,962)       (63,644)
Cash and cash equivalents at
  beginning of period               539,880        606,842        670,486
                              --------------   ------------   ------------
Cash and cash equivalents at
  end of period               $     397,080  $     539,880  $     606,842
                              ==============   ============   ============

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

IDS/Balcor Income Partners A Real Estate Limited Partnership is engaged principally in the operation of residential real estate located in Atlanta, Georgia and West Lafayette, Indiana markets.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 22
               Furniture and fixtures                 5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

(c) Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partners estimate the fair value of their properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partners determine an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partners consider the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

4. Management Agreements:

As of December 31, 1995, Post Place Apartments is under a management agreement with an affiliate of the seller and Salem Courthouse Apartments is under a management agreement with a third party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

5. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $188,944 less than the tax income of the Partnership for the same period.

6. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None $64,817 None $67,297 $5,774 Reimbursement of expenses to the Managing General
  Partner, at cost:
    Accounting            $25,088  $2,147   29,521  10,267   23,510   1,943
    Data processing        11,706     572   20,464   4,205   13,891   2,661
    Investor communica-
      tions                   639    None    1,990     568      979      80
    Legal                   4,302     510    2,301     663      721      60
    Other                   1,052    None    1,494     995    2,820     233
    Portfolio management   31,405   3,879   12,438   5,510    8,779     726

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program, however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $15,556, $23,937 and $16,371 in 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed one of the Partnership's properties until the affiliate was sold to a third party in November 1994.

7. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

8. Subsequent Event:

In January 1996, the Partnership made a distribution of $314,475 ($4.25 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1995.

                                       IDS/BALCOR INCOME PARTNERS
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                    (A Delaware Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                      Col. D
---------------------         --------  --------------------    ----------------------------
                                            Initial Cost              Cost Adjustments
                                           to Partnership        Subsequent to Acquiisition
                                        --------------------    ----------------------------
                                                  Buildings                      Carrying
                               Encum-              and Im-         Improve-       Costs
     Description              brances     Land    provements        ments          (a)
---------------------         -------   -------- ------------     ---------     ---------
Post Place Apartments,
  a 122-unit complex
  in Atlanta, GA                None   $1,000,000   $6,161,400    $ 80,853        $116,259

Salem Courthouse
  Apartments, a 240-
  unit complex in
  West Lafayette, IN            None      320,000    7,180,000      39,250         123,877
                                       ----------   ----------   ----------       --------

    Total                              $1,320,000  $13,341,400    $120,103        $240,136
                                       ==========  ===========  ===========       ========

See notes (a) through (d).

                                       IDS/BALCOR INCOME PARTNERS
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                    (A Delaware Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
 ------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                       Life Upon
                             Carried at Close of Period                                    Which Depre-
                          ---------------------------------                                 ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements           (b)     tion(c) struction uired   is Computed
-------------------       --------  ----------   ----------   ---------  --------- ------ --------------
Post Place Apartments,
  a 122-unit complex
  in Atlanta, GA        $1,015,236  $6,343,276   $7,358,512  $2,318,806     3/79   11/87       (d)

Salem Courthouse
  Apartments, a 240-
  unit complex in
  West Lafayette, IN       325,088   7,338,039    7,663,127   3,046,928     8/78   12/88       (d)
                        ---------- -----------  -----------  ----------

    Total               $1,340,324 $13,681,315  $15,021,639  $5,365,734
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

   (b) The aggregate cost of land, buildings and improvements is the same for Federal income tax purposes.

                    (c)Reconciliation of Accumulated Depreciation
                       ------------------------------------------

                                          1995         1994         1993
                                       ----------   ----------   ----------

       Balance at beginning of year    $4,743,548   $4,128,574   $3,381,244

       Depreciation expense
         for the year                     622,186      614,974      747,330
                                       ----------   ----------   ----------

       Balance at close of year        $5,365,734   $4,743,548   $4,128,574
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