Form 10-Q
period 1996-03-31
IDS BALCOR INCOME PARTNERS
filed 1996-05-15
CIK 811524

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               ---------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-16797
                       -------

                        IDS/BALCOR INCOME PARTNERS
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                                      36-3497345
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road,
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS
                            March 31, 1996 and 1995

                                    ASSETS

                                                 1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $    492,181    $    397,080
Accounts and accrued interest receivable           54,314          50,812
Prepaid expenses                                    5,730          22,920
                                             -------------   -------------
                                                  552,225         470,812
                                             -------------   -------------
Investment in real estate:
  Land                                          1,340,324       1,340,324
  Buildings and improvements                   13,681,315      13,681,315
                                             -------------   -------------
                                               15,021,639      15,021,639
  Less accumulated depreciation                 5,521,281       5,365,734
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                      9,500,358       9,655,905
                                             -------------   -------------
                                             $ 10,052,583    $ 10,126,717
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      6,627    $     14,005
Due to affiliates                                  16,046           7,108
Accrued liabilities, principally
  real estate taxes                               156,029         124,823
Security deposits                                  49,924          48,224
                                             -------------   -------------
     Total liabilities                            228,626         194,160

Limited Partners' capital (73,994
  Interests issued and outstanding)             9,802,556       9,913,215
General Partners' capital                          21,401          19,342
                                             -------------   -------------
     Total partners' capital                    9,823,957       9,932,557
                                             -------------   -------------
                                             $ 10,052,583    $ 10,126,717
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995

                                                 1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $    690,292    $    681,837
  Interest on short-term investments                5,241           8,155
                                             -------------   -------------
    Total income                                  695,533         689,992
                                             -------------   -------------
Expenses:
  Depreciation                                    155,547         153,743
  Property operating                              198,743         172,576
  Real estate taxes                                56,533          63,140
  Property management fees                         34,221          33,762
  Administrative                                   44,614          33,710
                                             -------------   -------------
    Total expenses                                489,658         456,931
                                             -------------   -------------
Net income                                   $    205,875    $    233,061
                                             =============   =============
Net income allocated to General Partners     $      2,059    $      2,331
                                             =============   =============
Net income allocated to Limited Partners     $    203,816    $    230,730
                                             =============   =============
Net income per Limited Partnership Interest
  (73,994 issued and outstanding)            $       2.75    $       3.12
                                             =============   =============
Distribution to Limited Partners             $    314,475    $    286,727
                                             =============   =============
Distribution per Limited
  Partnership Interest                       $       4.25    $       3.88
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995

                                                 1996            1995
                                             -------------   -------------
Operating activities:
  Net income                                 $    205,875    $    233,061
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of properties                  155,547         153,743
      Net change in:
        Accounts and accrued interest
          receivable                               (3,502)         14,493
        Prepaid expenses                           17,190
        Accounts payable                           (7,378)        (19,638)
        Due to affiliates                           8,938           8,517
        Accrued liabilities                        31,206          34,808
        Security deposits                           1,700           1,521
                                             -------------   -------------
  Net cash provided by operating activities       409,576         426,505
                                             -------------   -------------

Financing activity:
  Distribution to Limited Partners               (314,475)       (286,727)
                                             -------------   -------------
  Cash used in financing activity                (314,475)       (286,727)
                                             -------------   -------------

Net change in cash and cash equivalents            95,101         139,778
Cash and cash equivalents at beginning
  of period                                       397,080         539,880
                                             -------------   -------------

Cash and cash equivalents at end of period   $    492,181    $    679,658
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                                 Paid     Payable
                                               --------  ---------
   Reimbursement of expenses to
     the Managing General Partner, at cost     $11,344     $16,046

3. Subsequent Event:

In April 1996, the Partnership made a distribution of $295,976 ($4.00 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1996.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a decrease in net income for the quarter ended March 31, 1996 as compared to the same period in 1995 due primarily to a decrease in property operations at the Salem Courthouse Apartments and increased administrative expenses related to the 1995 tender offer. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Due to lower average cash balances, as well as lower interest rates, interest income on short-term investments decreased during 1996 as compared to 1995.

Property operating expense increased in 1996 as compared to 1995 primarily due to increased payroll expenses at Salem Courthouse Apartments.

Real estate taxes decreased in 1996 as compared to 1995 primarily due to a lower tax rate at the Salem Courthouse Apartments.

The Partnership incurred higher portfolio management and legal fees in connection with a tender offer received during the fourth quarter of 1995. As a result, administrative expenses increased during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $95,000 as of March 31, 1996 when compared to December 31, 1995. The Partnership's operating activities consisted of approximately $409,000 of cash flow generated from property operations, net of administrative expenses. Cash flow of approximately $314,000 was used to fund financing activities which consisted of the quarterly distribution to Limited Partners.

The Salem Courthouse and Post Place apartment complexes generated positive cash flow during 1996 and 1995. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. As of March 31, 1996, the occupancy rates of the Salem Courthouse and Post Place apartment complexes were 86% and 97%, respectively.

The General Partners believe that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership has entered into a contract to sell Post Place Apartments for a sales price of $7,900,000 and is preparing to market the Salem Courthouse Apartments for sale. If current market conditions remain favorable and the General Partners can obtain an appropriate sales price, the Partnership's liquidation strategy may be accelerated.

In April 1996, the Partnership made a distribution of $295,976 ($4.00 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1996. The quarterly distribution level decreased compared to the fourth quarter of 1995 due to a decrease in cash flow at Salem Courthouse Apartments. Including the April 1996 distribution, investors have received distributions of Net Cash Receipts of $116 per $250 Interest, as well as certain tax benefits. The General Partners anticipate that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners at the current level during 1996 although there can be no assurances in this regard.

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

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP

                       (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(10) Agreement of Sale and attachment thereto relating to Post Place Apartments, Atlanta, Georgia previously filed as Exhibit (10) to the Partnership's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 23, 1996 was filed reporting the execution of a contract for the sale of Post Place Apartments, Atlanta, Georgia.

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



Date: May 14, 1996
      ----------------------------