Form 10-Q
period 1996-06-30
IDS BALCOR INCOME PARTNERS
filed 1996-08-13
CIK 811524

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

Yes   X    No
    -----     -----



                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  8,226,248    $    397,080
Accounts and accrued interest receivable           31,589          50,812
Prepaid expenses                                   32,410          22,920
                                             -------------   -------------
                                                8,290,247         470,812
                                             -------------   -------------
Investment in real estate:
  Land                                            325,088       1,340,324
  Buildings and improvements                    7,338,039      13,681,315
                                             -------------   -------------
                                                7,663,127      15,021,639
  Less accumulated depreciation                 3,213,020       5,365,734
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                      4,450,107       9,655,905
                                             -------------   -------------
                                             $ 12,740,354    $ 10,126,717
                                             =============   =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     21,554    $     14,005
Due to affiliates                                  16,751           7,108
Accrued liabilities, principally
  real estate taxes                               146,638         124,823
Security deposits                                  26,523          48,224
                                             -------------   -------------
     Total liabilities                            211,466         194,160

Limited Partners' capital (73,994
  Interests issued and outstanding)            12,477,478       9,913,215
General Partners' capital                          51,410          19,342
                                             -------------   -------------
    Total partners'capital                     12,528,888       9,932,557
                                             -------------   -------------
                                             $ 12,740,354    $ 10,126,717
                                             =============   =============

The accompanying notes are an integral part of the financial statements.



                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $  1,261,426    $  1,357,297
  Interest on short-term investments               27,221          16,255
                                             -------------   -------------
    Total income                                1,288,647       1,373,552
                                             -------------   -------------

Expenses:
  Depreciation                                    286,926         311,093
  Property operating                              386,909         419,331
  Real estate taxes                               144,219          88,430
  Property management fees                         68,999          67,565
  Administrative                                  100,469         101,179
                                             -------------   -------------
    Total expenses                                987,522         987,598
                                             -------------   -------------
Income before gain on sale of property            301,125         385,954

Gain on sale of property                        2,905,657
                                             -------------   -------------
Net income                                   $  3,206,782    $    385,954
                                             =============   =============
Net income allocated to General Partners     $     32,068    $      3,860
                                             =============   =============
Net income allocated to Limited Partners     $  3,174,714    $    382,094
                                             =============   =============
Net income per Limited Partnership Interest
    (73,994 issued and outstanding)          $      42.91    $       5.16
                                             =============   =============
Distributions to Limited Partners            $    610,451    $    573,454
                                             =============   =============
Distributions per Limited Partnership
  Interest                                   $       8.25    $       7.75
                                             =============   =============

The accompanying notes are an integral part of the financial statements.



                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $    571,134    $    675,460
  Interest on short-term investments               21,980           8,100
                                             -------------   -------------
    Total income                                  593,114         683,560
                                             -------------   -------------

Expenses:
  Depreciation                                    131,379         157,350
  Property operating                              188,166         246,755
  Real estate taxes                                87,686          25,290
  Property management fees                         34,778          33,803
  Administrative                                   55,855          67,469
                                             -------------   -------------
    Total expenses                                497,864         530,667
                                             -------------   -------------
Income before gain on sale of property             95,250         152,893

Gain on sale of property                        2,905,657
                                             -------------   -------------
Net income                                   $  3,000,907    $    152,893
                                             =============   =============
Net income allocated to General Partners     $     30,009    $      1,529
                                             =============   =============
Net income allocated to Limited Partners     $  2,970,898    $    151,364
                                             =============   =============
Net income per Limited Partnership Interest
    (73,994 issued and outstanding)          $      40.16    $       2.04
                                             =============   =============
Distribution to Limited Partners             $    295,976    $    286,727
                                             =============   =============
Distribution per Limited
  Partnership Interest                       $       4.00    $       3.87
                                             =============   =============

The accompanying notes are an integral part of the financial statements.



                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                             -------------   -------------
Operating activities:
  Net income                                 $  3,206,782    $    385,954
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on sale of property                   (2,905,657)
      Depreciation of properties                  286,926         311,093
      Net change in:
        Accounts and accrued interest
          receivable                               19,223           5,057
        Prepaid expenses                           (9,490)        (68,141)
        Accounts payable                            7,549         (21,369)
        Due to affiliates                           9,643         (19,392)
        Accrued liabilities                        21,815         (19,906)
        Security deposits                         (21,701)            286
                                             -------------   -------------
  Net cash provided by operating activities       615,090         573,582
                                             -------------   -------------
Investing activities:
  Proceeds from sale of real estate             7,900,000
  Payment of selling costs                        (75,471)
                                             --------------
  Net cash provided by investing activities     7,824,529
                                             --------------

Financing activities:
  Distributions to Limited Partners              (610,451)       (573,454)
                                             -------------   -------------
  Net cash used in financing activities          (610,451)       (573,454)
                                             -------------   -------------

Net change in cash and cash equivalents         7,829,168             128
Cash and cash equivalents at beginning
  of period                                       397,080         539,880
                                             -------------   -------------

Cash and cash equivalents at end of period   $  8,226,248    $    540,008
                                             =============   =============

The accompanying notes are an integral part of the financial statements.



                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   ------------------------
                                     Six Months    Quarter      Payable
                                    -------------  ---------    ----------

   Reimbursement of expenses to
     the Managing General Partner,
      at cost                            $29,101    $17,757       $16,751


3. Property Sale:

In May 1996, the Partnership sold the Post Place Apartments in an all cash sale for $7,900,000. From the proceeds of the sale, the Partnership paid $75,471 in selling costs. The basis of the property was $4,918,872, which is net of accumulated depreciation of $2,439,640. For financial statement purposes, the Partnership recognized a gain of $2,905,657 from the sale of this property.

4. Subsequent Event:

In July 1996, the Partnership made a distribution of $7,399,400 ($100 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1996. This distribution includes a regular quarterly distribution of $2.00 per Interest from Net Cash Receipts and a special distribution of $98.00 per Interest representing Net Cash Proceeds from the sale of Post Place Apartments.



                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

IDS/Balcor Income Partners (the "Partnership") was formed in 1987 to invest in and operate income-producing real property. The Partnership raised $18,498,500 through the sale of Limited Partnership Interests and utilized the net proceeds to acquire the Post Place and Salem Courthouse apartment complexes. During 1996, the Partnership sold the Post Place Apartments. The Partnership continues to operate the Salem Courthouse Apartments.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a gain related to the May 1996 sale of the Post Place Apartments which was the primary reason for the increase in net income for the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to both the quarter and six months ended June 30, 1996 and 1995.

The Partnership recognized decreases in rental income, property operating expense and depreciation expense during 1996 as compared to 1995 due to the sale of Post Place Apartments in May 1996.

Due to higher average cash balances, resulting primarily from net proceeds received in connection with the May 1996 sale of Post Place Apartments, interest income on short-term investments increased during 1996 as compared to 1995.

Real estate taxes increased in 1996 as compared to 1995 primarily due to a higher tax rate at the Salem Courthouse Apartments.

Administrative expenses decreased during the quarter ended June 30, 1996 as compared to the same period in 1995 as a result of a decrease in accounting fees.

In May 1996, the Partnership recognized a $2,905,657 gain related to the sale of Post Place Apartments.



Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $7,829,000 as of June 30, 1996 when compared to December 31, 1995 due primarily to the net proceeds received in connection with the May 1996 sale of the Post Place Apartments. The Partnership's operating activities consisted of approximately $615,000 of cash flow generated from property operations, net of administrative expenses. The Partnership's net cash provided by investing activities of approximately $7,824,000 consisted of the net proceeds received from the sale of the Post Place Apartments. Cash flow of approximately $610,000 was used to fund financing activities which consisted of quarterly distributions to Limited Partners.

The Salem Courthouse Apartments generated positive cash flow during 1996 and 1995. The Post Place Apartments were sold in May 1996 and generated positive cash flow in 1996 and 1995 prior to its sale. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. As of June 30, 1996, the occupancy rate of the Salem Courthouse Apartments was 86%.

The General Partners believe that the market for multifamily housing properties is favorable to sellers of these properties. During May 1996, the Partnership sold Post Place Apartments. Additionally, the Partnership is marketing the Salem Courthouse Apartments for sale. If current market conditions remain favorable and the General Partners can obtain an appropriate sales price, the Partnership's liquidation strategy will be accelerated.

In May 1996, the Partnership sold the Post Place Apartments in an all cash sale for $7,900,000. From the proceeds of the sale, the Partnership paid $75,471 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until September 1996. The remaining proceeds from the sale were distributed to the Limited Partners in July 1996. See Notes 3 and 4 of Notes to Financial Statements for additional information.

In July 1996, the Partnership made a distribution of $7,399,400 ($100 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1996. The regular quarterly distribution level of $2.00 per Limited Partnership Interest decreased compared to the first quarter of 1996 primarily due to the sale of the Post Place Apartments in May 1996. In addition, Net Cash Proceeds of $98 per Interest from the sale of the Post Place Apartments were distributed to holders of Limited Partnership Interests. Including the July 1996 distribution, investors have received distributions of Net Cash Receipts of $118 per $250 Interest and Net Cash Proceeds of $98 per $250 Interest, as well as certain tax benefits. The General Partners anticipate that the cash flow from operations of the Salem Courthouse Apartments should enable the Partnership to continue making quarterly distributions to Limited Partners during 1996 although there can be no assurances in this regard.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.



                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP

                       (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
- ---------------------------

Post Place Apartments
- ---------------------

As previously reported, on April 23, 1996, the Partnership contracted to sell Post Place Apartments, Atlanta, Georgia, to an unaffiliated party, ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $7,900,000. The sale closed May 31, 1996. From the proceeds of the sale, the Partnership paid selling costs of $75,471 and received $7,824,529 of remaining proceeds. Of such amount, $500,000 is being retained by the Partnership and will not be available for use or distribution by the Partnership until 120 days after the closing.

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

(10) (a) Agreement of Sale and attachment thereto relating to Post Place Apartments, Atlanta, Georgia previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

     (b) Master Amendment and Agreement dated May 22, 1996 relating to the sale of the Post Place apartment complex, Atlanta, Georgia.

     (c) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of the Post Place apartment complex, Atlanta, Georgia.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

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



                              By: /s/ Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Affiliated Partners-87,
                                  Inc., the Managing General Partner



Date: August 9, 1996
      ----------------------------