Form 10-Q
period 1996-09-30
IDS BALCOR INCOME PARTNERS
filed 1996-11-12
CIK 811524

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
  (Mark One)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----
        EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 1996
                                 ------------------
                                         OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                   BALANCE SHEETS
                      September 30, 1996 and December 31, 1995
                                    (UNAUDITED)

                                       ASSETS

                                                    1996            1995
                                               -------------   -------------
  Cash and cash equivalents                    $  1,019,622    $    397,080
  Accounts and accrued interest receivable           35,546          50,812
  Prepaid insurance                                  22,687          22,920
                                               -------------   -------------
                                                  1,077,855         470,812
                                               -------------   -------------
  Investment in real estate:
    Land                                            325,088       1,340,324
    Buildings and improvements                    7,338,039      13,681,315
                                               -------------   -------------
                                                  7,663,127      15,021,639
    Less accumulated depreciation                 3,296,067       5,365,734
                                               -------------   -------------
  Investment in real estate, net of
    accumulated depreciation                      4,367,060       9,655,905
                                               -------------   -------------
                                               $  5,444,915    $ 10,126,717
                                               =============   =============


                         LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                             $     25,883    $     14,005
  Due to affiliates                                  26,831           7,108
  Accrued real estate taxes                         183,297         124,823
  Security deposits                                  29,669          48,224
                                               -------------   -------------
      Total liabilities                             265,680         194,160

  Limited Partners' capital (73,994
    Interests issued and outstanding)             5,127,328       9,913,215
  General Partners' capital                          51,907          19,342
                                               -------------   -------------
      Total partners'capital                      5,179,235       9,932,557
                                               -------------   -------------
                                               $  5,444,915    $ 10,126,717
                                               =============   =============


  The accompanying notes are an integral part of the financial statements.

                             IDS/BALCOR INCOME PARTNERS
                         A REAL ESTATE LIMITED PARTNERSHIP
                          (A Delaware Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
               for the nine months ended September 30, 1996 and 1995
                                    (UNAUDITED)



                                                    1996            1995
                                               -------------   -------------
  Income:
    Rental and service                         $  1,632,881    $  2,040,846
    Interest on short-term investments               63,067          21,668
                                               -------------   -------------
      Total income                                1,695,948       2,062,514
                                               -------------   -------------

  Expenses:
    Depreciation                                    369,973         466,640
    Property operating                              543,787         780,604
    Real estate taxes                               180,878         142,549
    Property management fees                         86,644         101,510
    Administrative                                  163,794         143,872
                                               -------------   -------------
      Total expenses                              1,345,076       1,635,175
                                               -------------   -------------
  Income before gain on sale of property            350,872         427,339

  Gain on sale of property                        2,905,657
                                               -------------   -------------
  Net income                                   $  3,256,529    $    427,339
                                               =============   =============
  Net income allocated to General Partners     $     32,565    $      4,273
                                               =============   =============
  Net income allocated to Limited Partners     $  3,223,964    $    423,066
                                               =============   =============
  Net income per Limited Partnership Interest
    (73,994 issued and outstanding)            $      43.57    $       5.72
                                               =============   =============
  Distributions to Limited Partners            $  8,009,851    $    860,181
                                               =============   =============
  Distributions per Limited
    Partnership Interest                       $     108.25    $      11.63
                                               =============   =============


  The accompanying notes are an integral part of the financial statements.

                             IDS/BALCOR INCOME PARTNERS
                         A REAL ESTATE LIMITED PARTNERSHIP
                          (A Delaware Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended September 30, 1996 and 1995
                                    (UNAUDITED)



                                                    1996            1995
                                               -------------   -------------
  Income:
    Rental and service                         $    371,455    $    683,549
    Interest on short-term investments               35,846           5,413
                                               -------------   -------------
      Total income                                  407,301         688,962
                                               -------------   -------------

  Expenses:
    Depreciation                                     83,047         155,547
    Property operating                              156,878         361,273
    Real estate taxes                                36,659          54,119
    Property management fees                         17,645          33,945
    Administrative                                   63,325          42,694
                                               -------------   -------------
      Total expenses                                357,554         647,578
                                               -------------   -------------
  Net income                                   $     49,747    $     41,384
                                               =============   =============
  Net income allocated to General Partners     $        497    $        414
                                               =============   =============
  Net income allocated to Limited Partners     $     49,250    $     40,970
                                               =============   =============
  Net income per Limited Partnership Interest
    (73,994 issued and outstanding)            $       0.66    $       0.56
                                               =============   =============
  Distribution to Limited Partners             $  7,399,400    $    286,727
                                               =============   =============
  Distribution per Limited
    Partnership Interest                       $     100.00    $       3.88
                                               =============   =============


  The accompanying notes are an integral part of the financial statements.

                             IDS/BALCOR INCOME PARTNERS
                         A REAL ESTATE LIMITED PARTNERSHIP
                          (A Delaware Limited Partnership)

                              STATEMENTS OF CASH FLOWS
               for the nine months ended September 30, 1996 and 1995
                                    (UNAUDITED)



                                                    1996            1995
                                               -------------   -------------
  Operating activities:
    Net income                                 $  3,256,529    $    427,339
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Gain on sale of property                     (2,905,657)
    Depreciation of properties                      369,973         466,640
    Net change in:
      Accounts and accrued interest
        receivable                                   15,266          (2,594)
      Prepaid expenses                                  233         (56,271)
      Accounts payable                               11,878         (15,917)
      Due to affiliates                              19,723         (12,641)
      Accrued liabilities                            58,474          11,300
      Security deposits                             (18,555)          2,846
                                               -------------   -------------
    Net cash provided by operating activities       807,864         820,702
                                               -------------   -------------

  Investing activities:
    Proceeds from sale of real estate             7,900,000
    Payment of selling costs                        (75,471)
                                               -------------
    Net cash provided by investing activities     7,824,529
                                               --------------

  Financing activities:
    Distributions to Limited Partners            (8,009,851)       (860,181)
                                               -------------   -------------
    Net cash used in financing activities        (8,009,851)       (860,181)
                                               -------------   -------------

  Net change in cash and cash equivalents           622,542         (39,479)
  Cash and cash equivalents at beginning
    of period                                       397,080         539,880
                                               -------------   -------------

  Cash and cash equivalents at end of period   $  1,019,622    $    500,401
                                               =============   =============


  The accompanying notes are an integral part of the financial statements.

                             IDS/BALCOR INCOME PARTNERS
                         A REAL ESTATE LIMITED PARTNERSHIP
                          (A Delaware Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS


  1. Accounting Policy:

  In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

  2. Transactions with Affiliates:

  Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                             Paid
                                      ------------------------
                                      Nine Months    Quarter      Payable
                                      -------------  ---------    ----------

      Reimbursement of expenses to
        the Managing General Partner,
         at cost                           $ 34,625    $ 5,524      $ 26,831


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

  4. Subsequent Event:

  In October 1996, the Partnership made a distribution of $647,448 ($8.75 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1996. This distribution includes a regular quarterly distribution of $2.00 per Interest from Net Cash Receipts and a special distribution of $6.75 per Interest representing a portion of the Net Cash Proceeds from the sale of Post Place Apartments, which has been retained by the Partnership until September 1996 pursuant to the terms of the sale agreement.

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

  Operations
  ----------

  Summary of Operations
  ---------------------

  The Partnership recognized a gain related to the May 1996 sale of the Post Place Apartments which was the primary reason for the increase in net income for the nine months ended September 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

  1996 Compared to 1995
  ---------------------

  Discussions of fluctuations between 1996 and 1995 refer to both the quarter and nine months ended September 30, 1996 and 1995.

  The Partnership recognized decreases in rental and service income, property operating expense, property management fees and depreciation expense during 1996 as compared to 1995 due to the sale of Post Place Apartments in May 1996.

  Due to higher average cash balances, resulting primarily from net proceeds received in connection with the May 1996 sale of Post Place Apartments, interest income on short-term investments increased during 1996 as compared to 1995.

  A reduction in exterior painting costs during 1996 at Salem Courthouse Apartments also contributed to the decrease in property operating expense in 1996 as compared to 1995.

  Real estate taxes increased during the nine months ended September 30, 1996 as compared to the same period in 1995 primarily due to a higher tax rate at the Salem Courthouse Apartments. The decrease in real estate taxes resulting from the May 1996 sale of Post Place Apartments partially offset the increase in expense for the nine months ended September 30, 1996, and resulted in a decrease in expense for the quarter ended September 30, 1996 as compared to the same period in 1995.

  Administrative expenses increased in 1996 as compared to 1995 as a result of an increase in accounting, portfolio management, and printing costs.

  In May 1996, the Partnership recognized a $2,905,657 gain related to the sale of Post Place Apartments.

  Liquidity and Capital Resources
  -------------------------------

  The cash position of the Partnership increased by approximately $623,000 as of September 30, 1996 when compared to December 31, 1995. The Partnership's operating activities consisted of approximately $808,000 of cash flow generated from property operations, net of administrative expenses. The Partnership's investing activities consisted of net proceeds of approximately $7,824,000 received from the sale of the Post Place Apartments. Cash of approximately $8,009,000 was used to fund financing activities which consisted of quarterly distributions to Limited Partners.

  The Salem Courthouse Apartments generated positive cash flow during 1996 and 1995. The Post Place Apartments were sold in May 1996 and generated positive cash flow in 1995 and in 1996 prior to its sale. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. As of September 30, 1996, the occupancy rate of the Salem Courthouse Apartments was 96%.

  In May 1996, the Partnership sold the Post Place Apartments in an all cash sale for $7,900,000. From the proceeds of the sale, the Partnership paid $75,471 in selling costs. Substantially all of the remaining proceeds were distributed to Limited Partners in July and October 1996. See Notes 3 and 4 of Notes to Financial Statements for additional information.

  In October 1996, the Partnership made a distribution of $647,448 ($8.75 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1996. The regular quarterly distribution level of $2.00 per Limited Partnership Interest remained unchanged from the second quarter of 1996. In addition, Net Cash Proceeds of $6.75 per Interest from the sale of the Post Place Apartments were distributed to holders of Limited Partnership Interests. Including the October 1996 distribution, investors have received distributions of Net Cash Receipts of $120 per $250 Interest and Net Cash Proceeds of $104.75 per $250 Interest, as well as certain tax benefits.

  The Partnership sold the Post Place Apartments and has signed a contract to sell Salem Courthouse Apartments for a sale price of $8,725,000 which is anticipated to close in November 1996. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency, and provided the sale of Salem Courthouse closes on schedule, the Partnership expects to terminate in December 1996 and a final distribution will be made to Limited Partners in December 1996 or January 1997. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

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

                             IDS/BALCOR INCOME PARTNERS
                         A REAL ESTATE LIMITED PARTNERSHIP

                          (A Delaware Limited Partnership)

                            PART II - OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

  (a) Exhibits:

  (4) Form of Subscription Agreement set forth as Exhibit 4.1 to the Registrant's Registration Statement on Form S-11 dated July 2, 1987 (Registration No. 33-12617) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-16797) are hereby incorporated herein by reference.

  (10)(a)(i) Agreement of Sale and attachment thereto relating to the sale of the Post Place Apartments, Atlanta, Georgia previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

  (ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of the Post Place Apartments, Atlanta, Georgia previously filed as Exhibit (10)
  (b) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

  (iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of the Post Place Apartments, Atlanta, Georgia previously filed as Exhibit (10(c) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

  (b)(i) Agreement of Sale and attachment thereto relating to the sale of the Salem Courthouse Apartments, West Lafayette, Indiana, previously filed as
  Exhibit 2(a) to the Partnership's Current Report on Form 8-K dated October 1, 1996, is incorporated herein by reference.

  (ii) Amendment No. 1 to Agreement of Sale relating to the sale of the Salem Courthouse Apartments, West Lafayette, Indiana, previously filed as Exhibit
  (2)(b) to the Partnership's Current Report on Form 8-K dated October 1, 1996, is incorporated herein by reference.

  (27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

  (b) Reports on Form 8-K: A Current Report on Form 8-K dated October 1, 1996 was filed reporting the execution of a contract for the sale of Salem Courthouse Apartments, West Lafayette, Indiana.

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



                                By:  /s/ Jayne A. Kosik
                                    ------------------------------
                                    Jayne A. Kosik
                                    Vice President, and Chief Financial Officer
                                    (Principal Accounting Officer) of Balcor
                                    Affiliated Partners-87, Inc., the Managing
                                    General Partner



  Date:  November 12, 1996
        ----------------------------