Form 10-K
period 1996-12-31
IDS BALCOR INCOME PARTNERS
filed 1997-03-28
CIK 811524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR

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

The Registrant utilized the net offering proceeds to acquire two real property investments, the Post Place and Salem Courthouse apartment complexes, both of which were sold in 1996. (See "Other Information" below and "Item 7. Liquidity and Capital Resources" for additional information.)

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partners determine there are no remaining contingencies, the Registrant will be dissolved. Therefore, the General Partners commenced liquidation of the Registrant, and on March 25, 1997, the Registrant's registration under the Securities Exchange Act of 1934 was terminated and the Registrant was dissolved.

The officers and employees of Balcor Affiliated Partners-87, Inc., the Registrant's Managing General Partner, and IDS Realty Corporation, the Registrant's Supervising General Partner, and their affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
-----------------

Salem Courthouse Apartments
---------------------------

As previously reported, on October 1, 1996, the Partnership contracted to sell the Salem Courthouse Apartments, West LaFayette, Indiana, to an unaffiliated party, Samuel Geltman & Co., New Jersey corporation, for a sale price of $8,725,000. The purchaser assigned its rights under the agreement of sale to one of its affiliates, Bethlehem Towers, a New Jersey corporation, and the sale closed on November 15, 1996. From the proceeds of the sale, the Partnership paid $152,688 to an unaffiliated party as a brokerage commission, $87,250 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property and $25,100 in closing costs. The Partnership received the remaining proceeds of approximately $8,460,000.

Item 2. Properties
------------------

The Registrant no longer owns any physical properties.

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1996.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

The Registrant was terminated in the State of Delaware on March 21, 1997. On March 25, 1997, the Registrant's registration under the Securities Exchange Act of 1934 was terminated.

As of December 31, 1996, immediately prior to the liquidation of the Registrant, the number of record holders of Limited Partnership Interests of the Registrant was 2,773. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------

Total income       $1,932,607   $2,773,922 $2,596,525  $2,470,381    $2,322,085
Gain on sale of
  properties        7,040,652         None       None        None          None
Net income          7,389,411      488,958    562,501     298,967       343,139
Net income
  per Limited Partner-
  ship Interest        100.35         6.54       7.53        4.00          4.59
Total assets             None   10,126,717 10,877,550  11,439,068    12,255,088
Distributions per
  Limited Part-
  nership Interest      234.32(A)   15.875      15.50       15.50        15.245

(A) Includes distributions of Original Capital of $220.30 per Limited Partnership Interest during 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

IDS/Balcor Income Partners A Real Estate Limited Partnership (the "Partnership") recognized gains related to the 1996 property sales, resulting in an increase in net income during 1996 as compared to 1995. Net income decreased during 1995 as compared to 1994 primarily due to administrative expenses incurred during 1995 in connection with a tender offer. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The Partnership sold the Post Place and Salem Courthouse apartment complexes in 1996. As a result, the Partnership recognized gains totaling $7,040,652. These sales also resulted in decreases in rental and service income, property operating expense, property management fees, and depreciation expense during 1996 as compared to 1995.

Due to higher average cash balances, resulting from net proceeds received in connection with the 1996 property sales, interest income on short-term investments increased during 1996 as compared to 1995.

Real estate taxes increased by approximately $23,000 during 1996 as compared to 1995 primarily due to a higher tax rate from the taxing authorities at the Salem Courthouse Apartments, offsetting the decrease of approximately $22,000 resulting from the 1996 property sales.

The Partnership incurred legal, consulting, printing and postage costs in connection with a tender offer during the fourth quarter of 1995. As a result, administrative expenses decreased in 1996 as compared to 1995.

1995 Compared to 1994
---------------------

Rental income increased during 1995 as compared to 1994 due to increased rental rates at Post Place and Salem Courthouse apartments complexes.

Interest income on short-term investments increased during 1995 as compared to 1994 as a result of higher average interest rates.

Property operating expense increased in 1995 as compared to 1994 as a result of exterior painting at Post Place and Salem Courthouse apartment complexes.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership fluctuated during the year and a final distribution was made to the Limited Partners in December 1996 as discussed below. The Partnership's cash flow provided by operating activities was approximately $640,000 and consisted primarily of the operations of the Partnership's properties which was partially offset by the payment of administrative expenses. The Partnership's cash flow of approximately $16,284,000 from investing activities represented the net proceeds from the sales of the Post Place and Salem Courthouse apartment complexes. The financing activities consisted of a $16,307 contribution from the General Partners, as well as approximately $17,338,000 of distributions made to the Limited Partners. (See Note 7 of Notes to Financial Statements for additional information regarding property sales.)

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partners determine there are no remaining contingencies, the Partnership will be dissolved. After retaining approximately $112,000 to pay the final administrative expenses of the Partnership, a final distribution of $8,680,976 ($117.32 per Interest) was made to the Limited Partners in December 1996, which represents all remaining cash reserves, including a capital contribution of $16,307 from the General Partners. (See Note 5 of Notes to the Financial Statements for additional information regarding the General Partners' capital contribution.)

The Partnership was terminated in the State of Delaware on March 21, 1997. On March 25, 1997, the Partnership's registration under the Securities Exchange Act of 1934 was terminated.

Since inception, Limited Partners have received distributions of Net Cash Receipts of $121.77 and Net Cash Proceeds of $220.30, totaling $342.07 per $250 Interest, as well as certain tax benefits. The General Partners have received no distribution of Net Cash Receipts or Net Cash Proceeds during the entire lifetime of the Partnership.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1996          December 31, 1995
                     ------------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets                None         None  $10,126,717   $12,152,693
Partners' capital
  accounts:
    General Partners        None         None       19,342        39,386
    Limited Partners        None         None    9,913,215    14,512,918
Net (loss) income:
  General Partners     $(35,649)    $(55,693)        4,890         6,780
  Limited Partners     7,425,060    5,419,130      484,068       671,122
  Per Limited Part-
    nership Interest      100.35        73.24         6.54          9.07


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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) The Registrant does not have a Board of Directors. However, Balcor Affiliated Partners-87, Inc. and IDS Realty Corporation, the General Partners, each have a Board of Directors. IDS Realty Corporation is a wholly-owned subsidiary of IDS Management Corporation which is itself a wholly-owned subsidiary of American Express Financial Corporation. The term of office as directors of each of the General Partners is one year. Directors are elected at the respective annual meeting of stockholders. The Board of Directors for Balcor Affiliated Partners-87, Inc. consists of Thomas E. Meador and James E. Mendelson. The Board of Directors for IDS Realty Corporation consists of Morris Goodwin, William N. Westhoff, and Lori J. Larson. The names, ages and business experience of the directors are listed below.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the Managing General Partner of the Registrant are as follows:

           TITLE                                  OFFICERS

     Chairman, President and Chief           Thomas E. Meador
       Executive Officer
     Senior Vice President                   Alexander J. Darragh
     Senior Vice President                   James E. Mendelson
     Senior Vice President                   John K. Powell, Jr.
     Managing Director, Chief                Jayne A. Kosik
       Financial Officer, Treasurer
       and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

The names, ages and business experience of the executive officers and significant employees of the Supervising General Partner of the Registrant are as follows:

Title                               Officers

Director and President              Lori J. Larson
Director and Vice President         William N. Westhoff
Vice President and Treasurer        Morris Goodwin, Jr.
Vice President and Assistant
  Secretary                         Ronald W. Powell
Vice President                      Georgiann L. Holmquist
Vice President                      F. Dale Simmons
Vice President                      John M. Knight

Lori J. Larson (age 38) has been employed by American Express Financial Corporation since 1981 and currently holds the title of Vice President-Product Development for Variable Assets. Since August 1988, she has been responsible for day-to-day management of vendor relationships, due diligence review, and operational aspects for the limited partnerships distributed by American Express Financial Advisors Inc. In addition, she has responsibility for the product development of the publicly offered mutual funds in the IDS Mutual Fund Group. Ms. Larson has held a variety of management positions with American Express Financial Corporation throughout her career. She is a graduate of, and has an M.B.A. from, the University of Minnesota.

William N. Westhoff (age 49) has held the position of Senior Vice President
- Global Investments with American Express Financial Corporation since August 1994. From November 1989 to August 1994 he held the position of Senior Vice President - Fixed Income Management. Mr. Westhoff joined American Express Financial Corporation in 1971 as a Securities Analyst, Certificate Investments. He held positions of Associate Portfolio Manager, Portfolio Manager and Senior Portfolio Manager in the Certificate and Insurance Investment unit of the Investment Department until his promotion to Vice President - Taxable Fixed Income Mutual Funds in February 1988. He managed the IDS Life Special Income Fund from January 1986 to October 1989. Mr. Westhoff holds an M.B.A. from the University of Minnesota, a B.S. in Economics from Central Missouri State University, and is a Chartered Financial Analyst.

Morris Goodwin, Jr. (age 45) has held the position of Vice President and Treasurer of American Express Financial Corporation since July 1989. From January 1988 to July 1989 he had been the Chief Financial Officer and Treasurer of IDS Bank & Trust Company. From January 1980 to January 1988, he was a Vice President with Morgan Stanley, an investment banking business headquartered in New York. He is a graduate of Williams College and has an M.B.A. from Stanford University.

Ronald W. Powell (age 52) has held the position of Vice President and
Assistant General Counsel with American Express Financial Corporation since November 1985. He has been a member of the American Express Financial Corporation Law Department since 1975. He is a graduate of the William Mitchell College of Law.

Georgiann L. Holmquist (age 39) has been employed by American Express
Financial Corporation since February 1981. Since October 1995 she has been Manager - Product Development for Mutual Funds and prior to that she was responsible for day-to-day management of vendor relationships, due diligence review and operational aspects for limited partnerships distributed by American Express Financial Advisors Inc. From May 1979 to February 1981 she was an internal auditor for International Multifoods. Ms. Holmquist is a graduate of Concordia College and a Certified Public Accountant.

F. Dale Simmons (age 59) has been employed American Express Financial Corporation since September 1986 as a Senior Portfolio Manager in the Investment Department and currently holds the title of Vice President. From September 1984 to August 1986 he was employed as Senior Vice President - Interim Lending Division of First Interstate Mortgage Company. From September 1983 to August 1984 he was employed as Vice President - Interim Lending Division of FBS Mortgage. From 1972 to 1984 he held various positions with American Express Financial Corporation in the areas of real estate and loan management. He is a graduate of Syracuse University.

John M. Knight (age 45) has been employed by American Express Financial Corporation and/or its affiliates and predecessors since 1975. He is currently Vice President and Controller - Variable Assets and has overall finance responsibilities for Mutual Funds, Limited Partnerships, Variable Annuities and Wealth Management Services. From 1981 through March 1994, he held a number of positions in the IDS Certificate Company including Controller. Mr. Knight is also a Fellow, Life Management Institute (FLMI).

The directors of Balcor Affiliated Partners-87, Inc., the Managing General Partner of the Registrant, and IDS Realty Corporation, the Supervising General Partner of the Registrant, are not directors of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (b) of that Act or any company registered as an investment company under the Investment Company Act of 1940. Messrs. Meador and Mendelson are, however, directors of general partners of two other issuers which have a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934.

(d) There are no family relationships between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,683 in 1996 with respect to one of the executive officers and directors of Balcor Affiliated Partners-87, Inc. or IDS Realty Corporation, the Managing and Supervising General Partners, respectively. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partners. Certain of these officers receive compensation from The Balcor Company or American Express Financial Advisors Inc., (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partners believe that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 5 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owned of record or is known by the Registrant to have owned beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Neither Balcor Affiliated Partners-87, Inc., the Managing General Partner of the Registrant, IDS Realty Corporation, the Supervising General Partner of the Registrant, nor their officers or members of their Boards of Directors owned any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the officers and members of the Boards of Directors of the respective General Partners owned twenty Interests.

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

(a) (1 & 2) See Index to Financial Statements in this Form 10-K.

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

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of the Post Place Apartments, Atlanta, Georgia previously filed as Exhibit (10)(b) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated October 1, 1996, was filed reporting the execution of a contract for the sale of Salem Courthouse Apartments, West LaFayette, Indiana.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IDS/BALCOR INCOME PARTNERS
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:  /s/ Jayne A. Kosik
                             -----------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer) of Balcor
                             Affiliated Partners-87,
                             Inc., the Managing General Partner
Date: March 27, 1997
      ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     -------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Affiliated
                         Partners-87, Inc., the
/s/ Thomas E. Meador     Managing General Partner            March 27, 1997
----------------------                                       --------------
    Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Affiliated Partners-87,
/s/ Jayne A. Kosik       Inc., the Managing General Partner  March 27, 1997
----------------------                                       --------------
    Jayne A. Kosik

       Signature                      Title                      Date
-----------------------  -----------------------------------  ------------

                         President and Director of IDS
                         Realty Corporation, the Supervising
/s/ Lori J. Larson       General Partner                      March 27, 1997
-----------------------                                       --------------
    Lori J. Larson

                         Vice President, Treasurer and
                         Director of IDS Realty Corporation,
/s/ Morris Goodwin, Jr.  the Supervising General Partner      March 27, 1997
-----------------------                                       --------------
    Morris Goodwin, Jr.

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants

Financial Statements:

Balance Sheet, December 31, 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
IDS/Balcor Income Partners
A Real Estate Limited Partnership:

We have audited the financial statements of IDS/Balcor Income Partners A Real Estate Limited Partnership (A Delaware Limited Partnership) as listed in the index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Balcor Income Partners A Real Estate Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996 the Partnership had disposed of all its interests in real estate and, accordingly, has ceased operations and was dissolved on March 21, 1997.


                                   /s/ Coopers & Lybrand, L.L.P.

                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 26, 1997

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 BALANCE SHEET
                               December 31, 1995


                                    ASSETS

                                                                  1995
                                                             -------------
Cash and cash equivalents                                    $    397,080
Accounts and accrued interest receivable                           50,812
Prepaid insurance                                                  22,920
                                                             -------------
                                                                  470,812
                                                             -------------
Investment in real estate:
  Land                                                          1,340,324
  Buildings and improvements                                   13,681,315
                                                             -------------
                                                               15,021,639
  Less accumulated depreciation                                 5,365,734
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                      9,655,905
                                                             -------------
                                                             $ 10,126,717
                                                             =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                             $     14,005
Due to affiliates                                                   7,108
Accrued real estate taxes                                         124,823
Security deposits                                                  48,224
                                                             -------------
     Total liabilities                                            194,160

Limited Partners' capital (73,994
  Interests issued and outstanding)                             9,913,215
General Partners' capital                                          19,342
                                                             -------------
     Total partners' capital                                    9,932,557
                                                             -------------
                                                             $ 10,126,717
                                                             =============

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994


                                       Partners' Capital Accounts
                                ------------   ------------   ------------
                                                 General        Limited
                                   Total         Partners       Partners
                                ------------   ------------   ------------

Balance at December 31, 1993  $  11,202,661  $       8,827  $  11,193,834

Cash distributions to Limited
  Partners (A)                   (1,146,907)                   (1,146,907)

Net income for the year
  ended December 31, 1994           562,501          5,625        556,876
                                ------------   ------------   ------------
Balance at December 31, 1994     10,618,255         14,452     10,603,803

Cash distributions to Limited
  Partners (A)                   (1,174,656)                   (1,174,656)

Net income for the year
  ended December 31, 1995           488,958          4,890        484,068
                                ------------   ------------   ------------
Balance at December 31, 1995      9,932,557         19,342      9,913,215

Cash distributions to Limited
  Partners (A)                  (17,338,275)                  (17,338,275)

Cash contribution by General
  Partners                           16,307         16,307

Net income (loss) for the year
  ended December 31, 1996         7,389,411        (35,649)     7,425,060
                                ------------   ------------   ------------
Balance at December 31, 1996  $        None  $        None  $        None
                                ============   ============   ============

 (A) Summary of cash distributions per Interest:

                                       1996           1995           1994
                                ------------   ------------   ------------
      First Quarter           $       4.250  $       3.875  $       3.875
      Second Quarter                  4.000          3.875          3.875
      Third Quarter                 100.000          3.875          3.875
      Fourth Quarter                126.070          4.250          3.875

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994


                                    1996           1995           1994
                              -------------- -------------- --------------
Income:
  Rental and service          $   1,806,508  $   2,745,228  $   2,575,336
  Interest on short-term
    investments                     126,099         28,694         21,189
                              -------------- -------------- --------------
    Total income                  1,932,607      2,773,922      2,596,525
                              -------------- -------------- --------------

Expenses:
  Depreciation                      412,066        622,186        614,974
  Property operating                671,124      1,047,033        847,544
  Real estate taxes                 206,780        206,325        246,529
  Property management fees           97,411        136,945        128,488
  Administrative                    196,467        272,475        196,489
                              -------------- -------------- --------------
    Total expenses                1,583,848      2,284,964      2,034,024
                              -------------- -------------- --------------
Income before gain on sale
  of properties                     348,759        488,958        562,501

Gain on sale of properties        7,040,652
                              -------------- -------------- --------------
Net income                    $   7,389,411  $     488,958  $     562,501
                              ============== ============== ==============
Net (loss) income allocated
  to General Partners         $     (35,649) $       4,890  $       5,625
                              ============== ============== ==============
Net income allocated to
  Limited Partners            $   7,425,060  $     484,068  $     556,876
                              ============== ============== ==============
Net income per Limited
  Partnership Interest
  (73,994 issued and
  (outstanding)               $      100.35  $        6.54  $        7.53
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                                    1996           1995           1994
                              -------------- -------------- --------------
Operating activities:
  Net income                  $   7,389,411  $     488,958  $     562,501
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Gain on sale of properties (7,040,652)
      Depreciation of properties    412,066        622,186        614,974
      Net change in:
        Accounts and accrued
          interest receivable        50,812          8,767           (315)
        Prepaid expenses             22,920        (22,920)
        Accounts payable            (14,005)       (33,499)         6,077
        Due to affiliates            (7,108)       (15,100)        10,731
        Accrued liabilities        (124,823)       (19,907)        11,257
        Security deposits           (48,224)         3,371         (5,177)
                              -------------- -------------- --------------
  Net cash provided by
    operating activities            640,397      1,031,856      1,200,048
                              -------------- -------------- --------------
Investing activities:
  Proceeds from sales of real
    estate                       16,625,000
  Payment of selling costs         (340,509)
  Improvements to properties                                     (120,103)
                              --------------                --------------
  Net cash provided by or used
    in investing activities      16,284,491                      (120,103)
                              --------------                --------------
Financing activities:
  Distributions to Limited
    Partners                    (17,338,275)    (1,174,656)    (1,146,907)
  Capital contribution by
    General Partners                 16,307
                              -------------- -------------- --------------
  Net cash used in financing
    activities                  (17,321,968)    (1,174,656)    (1,146,907)
                              -------------- -------------- --------------
Net change in cash and cash
  equivalents                      (397,080)      (142,800)       (66,962)
Cash and cash equivalents at
  beginning of period               397,080        539,880        606,842
                              -------------- -------------- --------------
Cash and cash equivalents at
  end of period               $        None  $     397,080  $     539,880
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                          IDS/BALCOR INCOME PARTNERS
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Termination of Partnership Affairs:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the sale of all interests in real estate. During 1996, the Partnership sold both of its properties, and as a result, the General Partners commenced liquidation of the Partnership. After retaining approximately $112,000 to pay the final administrative expenses of the Partnership, a final distribution of $8,680,976 ($117.32 per Interest) was made to the Limited Partners in December 1996 which represents all remaining cash reserves, including a capital contribution of $16,307 from the General Partners. This distribution consisted of Net Cash Receipts of $130,969 ($1.77 per Interest) and Net Cash Proceeds of $8,550,007 ($115.55 per Interest). The General Partners have received no distribution of Net Cash Receipts or Net Cash Proceeds during the entire lifetime of the Partnership.

The Partnership was terminated in the State of Delaware on March 21, 1997. On March March 25, 1997, the Partnership's registration under the Securities Exchange Act of 1934 was terminated.

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

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 22
               Furniture and fixtures                 5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

(c) Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partners estimated the fair value of their properties by dividing the property's expected net operating income by a risk adjusted rate of return which considered economic and demographic conditions in the market. Under SFAS 121, the General Partners determined that no impairment in value had occurred prior to the sales of the properties. The General Partners considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

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

(e) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) Cash and cash equivalents included all highly liquid investments with an original maturity of three months or less.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) In previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partners and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partners were allocated a loss in 1996 for financial statement purposes.

3. Management Agreements:

During 1996, Post Place Apartments was under a management agreement with an affiliate of the seller and Salem Courthouse Apartments was under a management agreement with a third party management company. These management agreements provided for annual fees of 5% of gross operating receipts.

4. Tax Accounting:

The Partnership kept its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $2,025,974 more than the tax income of the Partnership for the same period.

5. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None None None $64,817 None Reimbursement of expenses to the Managing General
  Partner, at cost:
    Accounting            $18,580    None  $25,088  $2,147   29,521  10,267
    Data processing         1,264    None   11,706     572   20,464   4,205
    Investor communica-
      tions                  None    None      639    None    1,990     568
    Legal                  10,966    None    4,302     510    2,301     663
    Other                   2,227    None    1,052    None    1,494     995
    Portfolio management   57,272    None   31,405   3,879   12,438   5,510

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the Managing General Partner who received no fee for administering the program; however, the General Partner was reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $3,230, $15,556 and $23,937 in 1996, 1995 and 1994,
respectively.

Allegiance Realty Group, Inc., an affiliate of the Managing General Partner, managed one of the Partnership's properties until the affiliate was sold to a third party in November 1994.

Since the Limited Partners did not receive Net Cash Proceeds distributions in an amount equal to their original capital contribution, the General Partners were required to make a capital contribution of $16,307 to the Partnership upon dissolution in accordance with the Partnership Agreement. This amount was included in the Net Cash Proceeds distribution made to the Limited Partners in December 1996.

6. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 were as follows:

The carrying values of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximated fair value.

7. Property Sales:

(a) In May 1996, the Partnership sold the Post Place Apartments in an all cash sale for $7,900,000. From the proceeds of the sale, the Partnership paid $75,471 in selling costs. The basis of the property was $4,918,872, which is net of accumulated depreciation of $2,439,640. For financial statement purposes, the Partnership recognized a gain of $2,905,657 from the sale of this property.

(b) In November 1996, the Partnership sold the Salem Courthouse Apartments in an all cash sale for $8,725,000. From the proceeds of the sale, the Partnership paid $265,038 in selling costs. The basis of the property was $4,324,967, which is net of accumulated depreciation of $3,338,160. For financial statement purposes, the Partnership recognized a gain of $4,134,995 from the sale of this property.